Form 10QSB
period 1996-09-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1997-02-19
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to               .
                                      ---------------  ---------------


                           Commission File No. 0-6456


                       INFRASTRUCTURE INTERNATIONAL, INC.
         ----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


              Nevada                                   87-0287034
 ------------------------------------      -----------------------------------
 (State or other jurisdiction of
 incorporation or organization)            (IRS Employer Identification No.)


             One World Trade Centre, Suite 7865, New York, NY 10048
            -----------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 938-0574
                           --------------------------
                           (Issuer's telephone number)



                               REACT SYSTEMS, INC.
        1787 East Ft. Union Blvd., Suite 106, Salt Lake City, UT 84121
  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
   ------   ------

     As of October 31, 1996, 524,227 shares of Common Stock of the issuer were outstanding.

                       INFRASTRUCTURE INTERNATIONAL, INC.

                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I  -  FINANCIAL INFORMATION

     Item 1. - Financial Statements

          Balance Sheets - September 30, 1996 and
          December 31, 1995..............................................1

          Statements of Operations - For the three months and
          nine months ended September 30, 1996 and 1995..................2

          Statements of Cash Flows - For the nine months
          ended September 30, 1996 and 1995..............................3

          Notes to Financial Statements..................................4


     Item 2. - Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............5

PART II  -  OTHER INFORMATION............................................7

SIGNATURES...............................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                           BALANCE SHEETS (Unaudited)
                                     ($000)

                                                September 30      December 31
                                                    1996              1995
                                                ------------      -----------
ASSETS

        Loan receivable                              3,013                 0
                                                 ---------         ---------
        Total assets                             $       0         $       0
                                                 =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Notes payable                                  $       0         $      94
  Loans from  shareholders                               2                 0
                                                 ---------         ---------
        Total current liabilities                        2                94

Shareholder's Equity

  Common stock, par value, $.001                         1               149
  Series A Preferred Stock, $.001 par value              1                 -
  Series B Preferred Stock, $.001 par value              -                 -
  Additional paid in capital                         3,618               345
  Accumulated Deficit                                 (609)             (588)
                                                  --------          --------

        Total shareholder's equity                   3,011               (94)
                                                  --------          --------
        Total liabilities and
         shareholder's equity                    $   3,013         $       0
                                                  ========          ========


              See accompanying notes to condensed financial statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
                                    ($'000)

                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                      ------------------     -----------------
                                        1996      1995       1996        1995
                                      --------  --------    --------  --------
Income                                $      0   $     0    $      0   $     0
                                      --------   -------    --------   -------

Expenses:

Selling, general and administration         18         0          21         0
                                      --------   -------    --------   -------

Net income (loss)                     $    (18)  $     0    $    (21)  $     0
                                      ========   =======    ========   =======

Net Loss Per Common Share             $   (.04)  $     0    $   (.04)  $     0
                                      ========   =======    ========   =======

Weighted Average Number of Shares
 Outstanding                           524,227    99,471     524,227    99,471
                                      ========   =======    ========   =======


              See accompanying notes to condensed financial statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                               Nine Months Ended September 30,
                                                    1996             1995
                                                ------------     ------------
Cash flows from operating activities:
  Net income (loss)                              $    (21)         $     0
                                                 --------          -------
Net cash (used in) by operating activities:           (21)               0

Cash flows from investing activities
  Loan receivable                                  (3,013)               0
                                                 --------          -------
     Net cash (used in) investing activities       (3,013)               0
                                                 --------          -------
Cash flows from financing activities:
  Proceeds from sale of preferred stock             3,011                0
  Proceeds from issuance of common stock               21                0
  Advance from related parties                          2                0
                                                 --------          -------
     Net cash provided by financing activities      3,034                0
                                                 --------          -------
Net increase (decrease) in cash                         0                0

Cash at beginning of period                             0                0
                                                 --------          -------
Cash at end of period                            $      0          $     0
                                                 ========          =======
Supplemental disclosure of noncash
 investing and financing activities:

  Conversion of notes payable to common stock    $     94          $     0
                                                 ========          =======

             See accompanying notes to condensed financial statements

                           INFRASTRUCTURE INTERNATIONAL, INC.
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1996
                                      (UNAUDITED)

1.   Interim Financial Presentation

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   Shareholders' Equity

     On August 30, 1996, the Company effected at one-for-thirty reverse stock split. Accordingly the reverse split has been reflected in the accompanying financial statements for each period presented and earnings per share have been computed using this revised equity.

     During the quarter ended September 30, 1996, the Company issued an aggregate of 1,667 shares of common stock in full satisfaction of a note payable in the amount of $94,000. Additionally, during the nine months ended September 30, 1996, the Company issued an aggregate of 363,500 shares of common stock as payment of operating expenses incurred during such period in the amount of $21,000. All shares indicated above are after giving effect to the reverse split discussed above.

3.   Loan Receivable

     In connection  with the proposed  acquisition of Guang Hui Highway  Project
     Company ("GHHP"), the Company loaned GHHP $3,013,000. There are no definitive repayment terms for such loan.

     During the quarter ended September 30, 1996, the Company issued an aggregate of 3,000 shares of Series A Preferred Stock for $3,011,000. The Series A Preferred Shares have a liquidation preference of $1,000 per share and are convertible into common stock at the lesser of the market price on the date of conversion or $1.00 per share.

4.   Subsequent Event

     On November 8, 1996, the Company amended its Articles of Incorporation changing its name from React Systems, Inc. to Infrastructure International, Inc. and changing its par value per common share to $.001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

The Company had no revenue for either the nine months ended September 30, 1996, or the corresponding period of the prior year.

     Selling, general and administration expenses increased by $21,000for the nine months ended September 30, 1996, to $21,000 from $0 for the corresponding period of the prior year. This increase in selling, general and administration expenses resulted from expenses incurred in actively seeking a company with which to merge.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has not engaged in any material business operations during the reporting periods except to seek out the acquisition of assets, property or a business with which to combine.

At September 30, 1996, the Company had assets of $3,013,000 and had liabilities of $2,000 as compared to no assets and liabilities of $94,000 for the comparable period of 1995. The increase in assets resulted from the sale of preferrred stock.

Cash used in operating activities increased to $21,000 for the nine months ended September 30, 1996, from $0 for the corresponding period of the prior year. This increase was attributable to the loss from operations incurred by the Company.

Cash provided by financing activities increased to $3,034,000 for the nine months ended September 30, 1996, from $0 for the corresponding period of the prior year. This increase was attributable to the issuance of common stock as payment of operating expenses in the amount of $21,000 and a loan from a related party in the amount of $2,000, and the sale of preferred stock for $3,011,000.

Cash flow used in investing activities increased to $3,013,000 for the nine months ended September 30, 1996, from $0 for the corresponding period of the prior year. The increase resulted from the Company making a loan of its available cash in connection with a proposed acquisition.

During the nine months ended September 30, 1996, the Company issued 1,667 shares of common stock, after giving effect to a 1-for-30 reverse split, in exchange for foregiveness of $94,300 of notes payable Preferred Stock.

Based on the current economic and regulatory conditions, and its liquid assets management believes that it is possible for an entity like the Company to negotiate a merger or acquisition with a viable private company.

                          PART II. - OTHER INFORMATION

Item 5.  Other Information

In connection with ongoing discussions relating to the potential acquisition of an operating business, the Company has relocated its corporate office to One World Trade Centre, Suite 7865, New York, New York 10048.

The Company has also amended and restated its Articles of Incorporation to change its name to Infrastructure International, Inc., decrease its par value to $.001 per share, provide for preferred stock and indemnification of its officers and directors.

The Company filed a Certificate of Designation for 15,000 shares of Series A preferred stock $.001 par value. These shares have no voting rights, a redemption value of $1,000 per share, are redeemable at the Company's option at anytime after December 31, 1997 and are convertible into common stock of the Company at the option of the holder 45 days after purchase at the rate of 1,000 common shares for each share of Series A preferred stock.

The Company also filed a Certificate of Designation for 100,000 shares of Series B preferred stock $.001 par value per share. These shares when issued will always have a voting preference of 30% on all corporate matters and have a liquidation preference of $.001 per share.

Item 6.  Exhibits and Reports of Form 8-K

         a.  Exhibits

             3.1  Amended and Restated Articles of Incorporation
             3.2  By-laws
             3.3  Certificate of Designation for Series A Preferred Stock
             3.4  Certificate of Designation for Series B Preferred Stock

         b.  Reports Form 8-K

             None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                            INFRASTRUCTURE INTERNATIONAL, INC.
BY (SIGNATURE)                          /s/ Scott Crawford
(NAME AND TITLE)                        Scott Crawford, Chief Executive Officer
(DATE)                                  November 19, 1996


BY (SIGNATURE)                          /s/ Karen Pollino
(NAME AND TITLE)                        Karen Pollino, Chief Financial Officer
(DATE)                                  November 19, 1996
