Form 10QSB
period 1996-03-31
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1997-03-14
CIK 82312

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from________to________.


                           Commission File No. 0-6456


                               REACT SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          Nevada                                        87-0287034
---------------------------------          ------------------------------------
(State or Other Jurisdiction
of incorporation or organization)          (I.R.S. Employer Identification  No.)


                         1787 East Ft. Union Blvd., #106
                           Salt Lake City, Utah 84121
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (801) 942-7722
                           ---------------------------
                           (Issuer's Telephone Number)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                             -----  -----

      As of August 30, 1996, 524,227 shares of common stock of the issuer were outstanding.

                               REACT SYSTEMS, INC.

                                      INDEX


                                                                    Page
                                                                    Number
                                                                    ------

PART I.  -  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets - March 31, 1996 and December 31, 1995.... 3

             Statements of Operations - For the three
             months ended March 31, 1996 and 1995..................... 4

             Statements of Cash Flows - For  the three
             months ended March 31, 1996 and 1995..................... 5

             Notes to Condensed Financial Statements.................. 6

    Item 2.  Management's Discussion and Analysis or Plan
             of Operation............................................. 7

SIGNATURES.............................................................8

PART I.  -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                               REACT SYSTEMS, INC
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)



                                       3/31/96         12/31/95
                                    ------------     ------------
ASSETS

      Total Current Assets          $          0     $          0
                                    ------------     ------------

TOTAL ASSETS                        $          0     $          0
                                    ============     ============

LIABILITIES & EQUITY

LIABILITIES

  Current Liabilities
    Notes Payable                   $    94,300      $     94,300
    Loans from stockholders               1,290                 0
                                    -----------      ------------
  Total Current Liabilities              95,590            94,300
                                    -----------      ------------

TOTAL LIABILITIES                        95,590            94,300

EQUITY
  Common Stock                          149,206           149,206
  Paid-in Capital                       344,600           344,600
  Accumulated Deficit                  (589,396)         (588,106)
                                    -----------      ------------

TOTAL EQUITY                            (95,590)          (94,300)
                                    -----------      ------------

TOTAL LIABILITIES & EQUITY          $         0      $          0
                                    ===========      ============


            See accompanying notes to condensed financial statements.

                               REACT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
            For the Three-Month Periods Ended March 31, 1996 and 1995
                                   (Unaudited)



                            Three Months       Three Months
                               Ended              Ended
                              3/31/96            3/31/95
                            ------------       ------------

REVENUE
  Income                    $          0       $          0
                            ------------       ------------

NET REVENUE                            0                  0

OPERATING EXPENSES
  Filing Fees                      1,290                  0
                            ------------       ------------

TOTAL OPERATING EXPENSES           1,290                  0
                            ------------       ------------

NET INCOME/(LOSS)           $     (1,290)      $          0
                            ============       ============


NET LOSS PER SHARE          $      (0.01)      $       0.00
                            ============       ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          2,984,118          2,984,118
                            ============       ============


            See accompanying notes to condensed financial statements.

                               REACT SYSTEMS, INC.
              STATEMENTS OF CASH FLOWS For the Three-Month Periods
                          Ended March 31, 1996 and 1995
                                   (Unaudited)

                                              Three Months    Three Months
                                                 Ended            Ended
                                                3/31/96          3/31/95
                                              ------------    ------------

Cash Flows Used For Operating Activities

  Net Loss                                    $   (1,290)     $           0
                                              ----------      -------------
  Adjustments to reconcile net loss to net
  cash used in operating activities:

  Net Cash Used For Operating Activities          (1,290)                 0
                                             -----------      -------------

  Cash Flows Provided by Financing
  Activities

  Loan from shareholder                            1,290                  0
                                             -----------      -------------

  Net Cash Provided by Financing
  Activities                                       1,290                  0
                                             -----------      -------------

  Net Increase In Cash                                 0                  0

  Beginning Cash Balance                               0                  0
                                             -----------      -------------

  Ending Cash Balance                        $         0      $           0
                                             ===========      =============


            See accompanying notes to condensed financial statements.

                               REACT SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

1.   Interim Financial Presentation

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and footnotes thereto should be read in conjunction with the financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   Shareholder Loan

     During the three months ended March 31, 1996, the Company's principal shareholder loaned $1,290 to the Company to pay costs associated with maintenance of the Company. Such loan is non-interest bearing and has no definite repayment terms.

3.   Subsequent Event

     On August 30, 1996, the Company effected at one-for-thirty reverse stock split.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 1996, or since December 31, 1974. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada and keeping its reports "current" with the Securities and Exchange Commission. During the current period, such costs were funded by loans from the Company's principal shareholder totaling $1,290. Such loans are non-interest bearing and have no definite repayment terms. The Company anticipates that its principal shareholder will continue to fund such costs for the foreseeable future. There is no assurance, however, that such shareholder will continue to fund the Company's cash requirements.

Results of Operations.

     The Company has had no operations since December, 1974. During the period covered by this Report, the Company received no revenue and had expenses of $1,290 relating to the basic maintenance of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          REACT SYSTEMS, INC



Date:  September 3, 1996                  By:  /s/ Thomas J. Howells
                                             ----------------------------------
                                             Thomas J. Howells, President



Date:  September 3, 1996                  By:  /s/ Stacie H. Jenson
                                             ----------------------------------
                                             Stacie H. Jenson, Treasurer