Form 10QSB
period 1996-06-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1997-03-14
CIK 82312

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934


                    For the transition period from      to      .
                                                  ------  ------


                          Commission File No. 0-6456


                               REACT SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


      Nevada                                            87-0287034
-------------------------------            -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                         1787 East Ft. Union Blvd., #106
                           Salt Lake City, Utah 84121
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (801) 942-7722
                           ---------------------------
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
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

    Item 1.  Financial Statements

             Balance Sheets - June 30, 1996 and December 31, 1995..... 3

             Statements of Operations - For the six months
             ended June 30, 1996 and 1995............................. 4

             Statements of Operations - For the three months
             ended June 30, 1996 and 1995............................. 5

             Statements of Cash Flows - For  the six months
             ended June 30, 1996 and 1995............................. 6

             Notes to Condensed Financial Statements.................. 7

    Item 2.  Management's Discussion and Analysis or Plan
             of Operation............................................. 8

SIGNATURES.............................................................9

PART I.  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               REACT SYSTEMS, INC
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                      6/30/96          12/31/95
                                    -----------       ----------

ASSETS

      Total Current Assets          $         0       $        0
                                    -----------       ----------

TOTAL ASSETS                        $         0       $        0
                                    ===========       ==========

LIABILITIES & EQUITY

LIABILITIES

  Current Liabilities
    Notes Payable                   $    94,300       $   94,300
    Loans from stockholders               2,281                0
                                    -----------       ----------
  Total Current Liabilities              96,581           94,300
                                    -----------       ----------

TOTAL LIABILITIES                        96,581           94,300

EQUITY
  Common Stock                          149,206          149,206
  Paid-in Capital                       344,600          344,600
  Accumulated Deficit                  (590,387)        (588,106)
                                    -----------       ----------

TOTAL EQUITY                            (96,581)         (94,300)
                                    -----------       ----------

TOTAL LIABILITIES & EQUITY          $         0       $        0
                                    ===========       ==========


            See accompanying notes to condensed financial statements.

                               REACT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
             For the Six-Month Periods Ended June 30, 1996 and 1995
                                   (Unaudited)


                                     Six Months       Six Months
                                       Ended            Ended
                                      6/30/96          6/30/95
                                    -----------      -----------
REVENUE
  Income                            $         0      $         0
                                    -----------      -----------

NET REVENUE                                   0                0

OPERATING EXPENSES
  Office Expenses                           216                0
  Filing Fees                             2,065                0
                                    -----------      -----------

TOTAL OPERATING EXPENSES                  2,281                0
                                    -----------      -----------

NET INCOME/(LOSS)                   $    (2,281)     $         0
                                    ===========      ===========


NET LOSS PER SHARE                  $     (0.01)     $      0.00
                                    ===========      ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                 2,984,118        2,984,118
                                    ===========      ===========


            See accompanying notes to condensed financial statements.

                               REACT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
            For the Three-Month Periods Ended June 30, 1996 and 1995
                                   (Unaudited)


                                Three Months        Three Months
                                   Ended               Ended
                                  6/30/96             6/30/95
                                ------------        ------------
REVENUE
  Income                        $         0         $         0
                                -----------         -----------

NET REVENUE                               0                   0

OPERATING EXPENSES
  Office Expenses                       216                   0
  Filing Fees                           775                   0
                                -----------         -----------

TOTAL OPERATING EXPENSES                991                   0
                                -----------         -----------

NET INCOME/(LOSS)               $      (991)        $         0
                                ===========         ===========

NET LOSS PER SHARE              $     (0.01)        $      0.00
                                ===========         ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING             2,984,118           2,984,118
                                ===========         ===========


            See accompanying notes to condensed financial statements.

                               REACT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
             For the Six-Month Periods Ended June 30, 1996 and 1995
                                   (Unaudited)

                                             Six Months      Six Months
                                               Ended           Ended
                                              6/30/96         6/30/95
                                             ----------      ----------
Cash Flows Used For Operating Activities

  Net Loss                                   $  (2,281)      $        0
                                             ---------       ----------
  Adjustments to reconcile net loss to
  net cash used in operating activities:

  Net Cash Used For Operating Activities        (2,281)               0
                                             ---------       ----------

  Cash Flows Provided by Financing
  Activities

  Loan from shareholder                          2,281                0
                                             ---------       ----------

  Net Cash Provided by Financing
  Activities                                     2,281                0
                                             ---------       ----------

  Net Increase In Cash                               0                0

  Beginning Cash Balance                             0                0
                                             ---------       ----------

  Ending Cash Balance                        $       0       $        0
                                             =========       ==========


            See accompanying notes to condensed financial statements.

                               REACT SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

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

2.   Shareholder Loan

     During the six months ended June 30, 1996, the Company's principal shareholder loaned $2,281 to the Company to pay costs associated with maintenance of the Company. Such loan is non-interest bearing and has no definite repayment terms.

3.   Subsequent Event

     On August 30, 1996, the Company effected at one-for-thirty reverse stock split.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 1996, or since December 31, 1974. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada and keeping its reports "current" with the Securities and Exchange Commission. During the current period, such costs were funded by loans from the Company's principal shareholder totaling $2,281. Such loans are non-interest bearing and have no definite repayment terms. The Company anticipates that its principal shareholder will continue to fund such costs for the foreseeable future. There is no assurance, however, that such shareholder will continue to fund the Company's cash requirements.

Results of Operations.

     The Company has had no operations since December, 1974. During the period covered by this Report, the Company received no revenue and had expenses of $2,281 relating to the basic maintenance of the Company.

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