Form 10KSB
period 1995-12-31
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1997-03-17
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______.

                           Commission File No. 0-6456

                               REACT SYSTEMS, INC.
                  ----------------------------------------------
                  (Name of small business issuer in its charter)

      Nevada                                              87-0287034
-------------------------------             ------------------------------------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

           1787 East Ft. Union Blvd., #106, Salt Lake City, Utah 84121
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (801) 942-7722

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on Which Registered
      -------------------            -----------------------------------------
           None                                      None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.05 par value
                          ----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes     No  X
         -----  -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $0.

     As of August 30, 1996, 524,277 shares of common stock of the Registrant were outstanding. As of such date, no market existed for the Registrant's common stock. Accordingly, the aggregate market value of the common stock held by non-affiliates was $0.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) are incorporated by reference in this report.

      Transitional Small Business Disclosure Format:  Yes     No  X
                                                         -----  -----

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I - FINANCIAL STATEMENTS

      Item  1. Description of Business..................................3
      Item  2. Description of Properties................................3
      Item  3. Legal Proceedings........................................3
      Item  4. Submission of Matters to a Vote of Security Holders......3

PART II

      Item  5. Market for Common Equity and Related
               Stockholder Matters......................................4
      Item  6. Management's Discussion and Analysis.....................4
      Item  7. Financial Statements.....................................4
      Item  8. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................5

PART III

      Item  9. Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section
               16(a) of the Exchange Act................................5
      Item 10. Executive Compensation ..................................6
      Item 11. Security Ownership of Certain Beneficial Owners
               and Management...........................................6
      Item 12. Certain Relationships and Related Transactions...........6
      Item 13. Exhibits and Reports of Form 8-K.........................7

SIGNATURES..............................................................8

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     React Systems, Inc. (the "Company") was organized under the laws of the State of Nevada on November 18, 1955, under the name "Dolomite King, Inc." The Company was originally formed to engage in mining operations. The Company subsequently changed its name and business on several occassions. Since December of 1974, the Company has been dormant other than undertaking limited efforts in the last year to acquire an operating business.

     Subsequent to December 31, 1995, in connection with the Company's efforts to acquire an operating business, in August of 1996 the Company declared a 1-for-30 reverse stock split and issued 63,500 shares of common stock to Jensen Services, Inc. and 100,000 shares to each of the Company's three officers and directors for services rendered. Following the reverse split and issuance of shares in August of 1996, the Company had 524,227 shares of common stock issued and outstanding.

Business

     Since 1974, the Company has not engaged in any material business operations other than its limited efforts to seek and acquire and operating business.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has no properties or assets. Jensen Services provides offices for use in performing administrative matters free of charge.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is presently no established trading market for the Company's common stock. The Company intends to apply for listing of its common stock on the OTC Bulletin Board. Management does not expect any public market to develop in the Company's common stock unless and until the Company completes an acquisition or merger, if ever. There can be no assurance that any such trading market which may develop will be sustained.

Holders

     The number of record holders of the Company's common stock as of December 31, 1995 was 603. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

     The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     The Company has not engaged in any material operations in the period ending December 31, 1995, or since December 31, 1974. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months are expected to relate to maintaining the Company in good standing in the State of Nevada, and keeping its records current with the Securities and Exchange Commission. The Company anticipates that Jensen Services and other shareholders will advance funds as needed to meet the Company's cash requirements for the foreseeable future. No obligation exists, however, pursuant to which any shareholders, or other persons, have agreed to provide funding to the Company.

Results of Operations

     The Company has had no operations since December of 1974.

ITEM 7.  FINANCIAL STATEMENTS

     See page F-1 for an index of the financial statements included herewith.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The following table sets forth the names, nature of all positions and offices held by all directors and executive officers of the Company at December 31, 1995 and as of the date of this report, and the period or periods during which each such director or executive officer has served in his or her respective positions.

       Name                      Position(s) Held              Term of Office
-------------------        ---------------------------------   ---------------

Thomas J. Howells........  President and Director              4/95 to Present
Joyce Kaufer.............  Vice President and Director         4/95 to Present
Stacie H. Jensen.........  Secretary, Treasurer and Director   4/95 to Present

Term of Office

     The terms of office of the current officers and directors shall continue until the next annual meeting of stockholders.

Business Experience

     Thomas J. Howells, age 24, has served as President of the Company since April of 1995. Mr. Howells is an investment consultant with Jensen Services, Inc., a privately held mergers and acquisition firm. Previously, Mr. Howells served as Chief Financial Officer of Eccles Lines & Designs, Inc.

     Joyce Kaufer, age 24, has served as Vice President and a Director of the Company since April of 1995. Ms. Kaufer has served as an account executive with Citadel Broadcasting since 1993. Previously, Ms. Kaufer served as an account executive for U.S. Radio Group from 1992 to 1993 and as business manager of Radio Management Service from 1991 to 1992.

     Stacie H. Jensen, age 26, has served as Secretary, Treasurer and a Director of the Company since April of 1995. Ms. Jensen is employed as a loan officer for American Lending Network. Previously, Ms. Jensen served as a loan officer for Mortgage Associates, Inc. from 1995 to 1996, and as a marketing assistant for Northwestern Mutual Life and Baird Securities from 1993 to 1995.

Compliance with Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 1995. All of the filing requirements were satisfied on a timely basis in 1995. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

     No cash compensation was paid to any of the officers or directors of the Company during 1994 or 1995. Each of the Company's present officers and directors, being Thomas J. Howells, President and Chief Executive Officer, Joyce Kaufer, Vice President, and Stacie H. Jensen, Secretary/Treasurer, received 100,000 shares of common stock for services rendered during 1995.

     The Company has no employment agreements with any of its officers or directors. Additionally, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officer or director which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table is furnished as of August 31, 1996, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

    Name and Address             Amount and Nature of
   of Beneficial Owner          Beneficial Ownership(1)   Percent of Class

Thomas J. Howells..............        100,000                  19.1%
 2071 E. Royal Harvest Way #11
 Salt Lake City, UT 84121
Joyce Kaufer...................        100,000                  19.1%
 2559 East 3020 South
 Salt Lake City, UT 84109
Stacie H. Jensen...............        100,000                  19.1%
 1419 E. Noelle Rd.
 Salt Lake City, UT 84092
Jensen Services, Inc...........         96,834                  18.5%
 1787 E. Fort Union Blvd. #106
 Salt Lake City, UT 84121
All executive officers and directors
 as a group (3 persons)........        300,000                  57.3%

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the two calendar years ended December 31, 1995, there were no material transactions or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
      Number      Description of Exhibit
     -------      ----------------------

       3.1    Articles of Incorporation, as amended *
       3.2    Bylaws, as amended *

      ---------------
      *   Incorporated by reference pursuant to Exchange Act Rule 12b-23.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              REACT SYSTEMS, INC.


Date:  September 3, 1996                  By:  /s/ Thomas J. Howells
                                             ----------------------------------
                                             Thomas J. Howells
                                             President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Thomas J. Howells   President and Director        September 3, 1996
----------------------- (Principal Executive Officer)
Thomas J. Howells

/s/ Joyce Kaufer        Vice President and Director   September 3, 1996
-----------------------
Joyce Kaufer


Stacie H. Jensen        Treasurer and Director        September 3, 1996
----------------------- (Principal Financial Officer)
Stacie H. Jensen



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     No annual report or proxy material has been forwarded to securities holders of the Registrant during the period covered by this Report; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1996, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

                               REACT SYSTEMS, INC.

                          Index to Financial Statements

                                                                  Page
                                                                 Number
                                                                 ------

            Independent Accountants' Report                     F-2

            Balance Sheet - December 31, 1995                   F-3

            Statements of Operations for the Years Ended
            December 31, 1995 and 1994                          F-4

            Statements of Stockholders' Equity (Deficit)
            for the Years Ended December 31, 1995 and 1994      F-5

            Statements of Cash Flows for the Years Ended
            December 31, 1995 and 1994                          F-6

            Notes to Financial Statements                       F-7

                   MANTYLA, McREYNOLDS AND ASSOCIATES, C.P.A's
                           A Professional Corporation


                          Independent Auditors' Report


The Board of Directors and Shareholders
React Systems, Inc.

     We have audited the accompanying balance sheet of React Systems, Inc. as of December 31, 1995, and the related statements of operations, stockholders, deficit, and cash flows for the years ended December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the Company's management. our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of React Systems, Inc. as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and December 31, 1994 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that React Systems, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has accumulated losses from operations, has no assets, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                     BY:  MANTYLA, McREYNOLDS & ASSOCIATES
                                          -------------------------------------
                                          MANTYLA, McREYNOLDS & ASSOCIATES

Salt Lake City, Utah
June 4, 1996

                               REACT SYSTEMS, INC.
                                  Balance Sheet
                                December 31, 1995

                                     ASSETS
Assets                                      $               0
                                            -----------------

     Total Assets                           $               0
                                            =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
     Note payable - note 4                  $         94,300
                                            ----------------

     Total Current Liabilities                        94,300
                                            ----------------

     Total Liabilities                                94,300
                                            ----------------

Stockholders' Deficit:
     Common stock, $.05 par value;
     authorized 50,000,000 shares; issued
     and outstanding 2,984,118 shares                149,206

Additional paid in capital                           344,600
Accumulated deficit                                 (588,106)
                                            ----------------

Total Stockholders' Deficit                          (94,300)
                                            ----------------

Total Liabilities and Stockholders Deficit  $              0
                                            ================


                 See accompanying notes to financial statements

                               REACT SYSTEMS, INC.
                            Statements of Operations
           For the Years Ended December 31, 1995 and December 31, 1994

                                            1995            1994
                                         ---------       ---------

Revenue:
   Revenues from operations              $       0        $        0
                                         ---------        ----------

          Total Revenue                          0                 0

General and Administrative Expenses              0                 0
                                         ---------        ----------

   Net income before taxes                       0                 0

   Income taxes                                  0                 0
                                        ----------        ----------

   Net income                           $        0        $        0
                                        ==========        ==========

Loss per share                          $     0.00        $     0.00
                                        ==========        ==========

Weighted Average Shares Outstanding      2,984,118         2,984,118
                                        ==========        ==========



                 See accompanying notes to financial statements

                               REACT SYSTEMS, INC.
             Statements of Stockholders' Deficit For the Years Ended
                     December 31, 1995 and December 31, 1994


                                            Additional                   Net
                                  Common     Paid-in   Accumulated  Stockholders'
                                   Stock     Capital     Deficit       Deficit
                                 ---------  ---------  -----------  ------------


Balance, December 31, 1993       $ 149,206  $ 344,600  $ (588,106)  $ (94,300)

Net income for the year
ended December 31, 1994                                         0           0
                                 ---------  ---------  ----------   ---------

Balance, December 31, 1994       $ 149,206  $ 344,600  $ (588,106)  $ (94,300)

Net income for the year
ended December 31, 1995                                         0           0
                                 ---------  ---------  ----------   ---------

Balance, December 31, 1995       $ 149,206  $ 344,600  $ (588,106)  $ (94,300)
                                 =========  =========  ==========   =========


                 See accompanying notes to financial statements.

                               REACT SYSTEMS, INC.
                            Statements of Cash Flows
           For the Years Ended December 31, 1995 and December 31, 1994

                                                    1995               1994
                                                 ----------          --------

Cash Flows Provided by operating Activities:

Net Loss                                         $        0          $      0

Adjustments to reconcile net income to net
   cash provided by operating activities:                 0                 0
                                                 ----------          --------

Net Cash Provided by operating Activities                 0                 0

Cash Flows Provided by Financing Activities               0                 0

Cash Flows Provided by Investing Activities               0                 0
                                                 ----------          --------

Net Increase in cash                                      0                 0

Beginning Cash                                            0                 0
                                                 ----------          --------

Ending Cash                                      $        0          $      0
                                                 ==========          ========

Supplemental Disclosure of Cash
 Flow Information

Cash paid during the periods for:
   Interest                                      $        0         $       0
                                                 ==========         =========

Taxes                                            $        0         $       0
                                                 ==========         =========


                 See accompanying notes to financial statements

                               REACT SYSTEMS, INC.
                          Notes to Financial Statements
                                December 31, 1995

Note 1. Organization and Summary of Significant Accounting Policies

     (a) Organization

          React Systems, Inc. [Company] incorporated under the laws of the State of Nevada in 1955. The Company has been dormant for a number of years.

     (b) Income Taxes

          Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1995 is $0 due to the valuation allowance established as described below.

     (c) Net Income Per Common Share

          Net income per common share is based on the weighted average number of shares outstanding.

     (d) Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company has $0 cash at December 31, 1995.

Note 2. Liquidity

     The Company has accumulated losses through December 31, 1995 amounting to $588,106, has no assets, has a net working capital deficiency of $94,300 at December 31, 1995, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans include seeking a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Income Taxes

     The Company adopted Statement No. 109 as of April 1, 1993. Prior years, financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the consolidated financial statements for income taxes because the Company has accumulated substantial losses from operations.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1995 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

Note 4. Note Payable

     The Company has an unsecured note payable to a law firm (of which a partner is also a shareholder of equity securities of the Company). On May 22, 1996, the Board of Directors of React Systems, Inc. authorized the issuance of 50,000 shares of common stock of the Company in exchange for a "Waiver of Debt" which dissolved all of the balance due on the note.