Form 10QSB/A
period 1996-03-31
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-02
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-6456


                       INFRASTRUCTURE INTERNATIONAL, INC.
                         (Formerly React Systems, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Nevada                                87-0287034
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)


            1787 East Ft. Union Blvd., #106, Salt Lake City, UT 84121
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 942-7722
                            -------------------------
                           (Issuer's telephone number)

                              REACT SYSTEMS, INC.
            ---------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   NO  X
                                             --    ---

     As of August 30, 1996, 524,227 shares of Common Stock of the issuer were outstanding.

                               REACT SYSTEMS, INC.

                                      INDEX


                                                                        Page
                                                                       Number
                                                                      --------

PART I - FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

             Condensed Balance Sheet - March 31, 1996 and December
             31, 1995 .................................................  3

             Condensed Statement of Operations - For the three months
             ended March 31, 1996 and 1995.............................  4

             Condensed Statement of Cash Flows- For the three months
             ended March 31, 1996 and 1995.............................  5
             Notes to Condensed Financial Statements...................  6

    Item 2.  Management's Discussion and Analysis or Plan of
             Operations................................................  7

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K..........................  7

    Signatures.........................................................  8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               REACT SYSTEMS, INC.
                                 Balance Sheet

                                         March 31, 1996      December 31, 1995
                                        ----------------    -------------------
ASSETS
     Total Current Assets                  $      0             $      0
                                            -------              -------
TOTAL ASSETS                               $      0             $      0
                                            =======              =======
LIABILITIES & EQUITY
LIABILITIES
Current Liabilities
     Notes Payable                          $94,300             $ 94,300
     Loans from stockholders                  1,290                    0
                                            -------              -------
Total Current Liabilities                    95,590               94,300
EQUITY
    Common Stock                            149,206              149,206
    Paid-in Capital                         344,600              344,600
     Accumulated Deficit                   (589,396)            (588,106)
                                            -------              -------
TOTAL EQUITY                                (95,590)             (94,300)
                                            -------              -------
TOTAL LIABILITIES & EQUITY                 $      0             $      0
                                            =======              =======

            See accompanying notes to condensed financial statements

                               REACT SYSTEMS, INC.
                            Statement of Operations

                                  Three Months Ended     Three Months Ended
                                    March 31, 1996         March 31, 1995
                                  -------------------    -------------------
REVENUE
     Income                          $          0            $          0
                                        ---------              ----------
NET REVENUE                                     0                       0
OPERATING EXPENSES
     Filing Fees                            1,290                       0
                                        ---------              ----------
TOTAL OPERATING EXPENSES                    1,290                       0
                                        ---------              ----------
NET INCOME/(LOSS)                    $     (1,290)           $          0
                                        =========              ==========
NET LOSS PER SHARE                   $      (.002)           $       0.00
                                        =========              ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                        524,227               2,984,118
                                        =========              ==========


            See accompanying notes to condensed financial statements

                               REACT SYSTEMS, INC.
                            Statement of Cash Flows


                                                       Three Months Ended     Three Months Ended
                                                         March 31, 1996         March 31, 1995
                                                       -------------------    -------------------

Cash Flows Used For Operating Activities
     Net Loss                                             $ (1,290)               $      0
                                                           -------                  ------
     Adjustments to reconcile net loss to net cash used
     in operating activities:
Net Cash Used For Operating Activities                      (1,290)                      0
                                                           -------                  ------
Cash Flows Provided by Financing Activities
     Loan from shareholder                                   1,290                       0
                                                           -------                  ------
Net Cash Provided by Financing Activities                    1,290                       0
                                                           -------                  ------
Net Increase In Cash                                             0                       0
Beginning Cash Balance                                           0                       0
                                                           -------                  ------
Ending Cash Balance                                       $      0               $       0
                                                           =======                  ======

            See accompanying notes to condensed financial statements

                               REACT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

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

2.   Shareholder Loan

     During the three months ended March 31, 1996, the Company's principal shareholder loaned $1,290 to the Company to pay costs associated with the maintenance of the Company. This loan is non-interest bearing and has no definite repayment terms.

3.   Subsequent Event

     On August 30, 1996, the Company effected at one-for-thirty reverse stock split.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

     The Company has not engaged in any material operations since December 31, 1974. The Company intends to continue to seek an acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada and filing its reports with the Securities and Exchange Commission. During the current period, such costs were funded by loans from the Company's principal shareholder totaling $1,290. Such loans are non-interest bearing and have no definite repayment terms. Although the Company anticipates that its principal shareholder will continue to fund such costs for the foreseeable future, there is no assurance that such shareholder will continue to fund the Company's cash requirements.

Results of Operation

     The Company has had no operations since December, 1974. During the period covered by this Report, the Company had no revenue but had expenses of $1,290 relating to the basic maintenance of the Company.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

     a)   Exhibits

          1.   27.1 Financial Data Schedule

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                             INFRASTRUCTURE INTERNATIONAL, INC.


         Date: December 2, 1999           By: /s/ Yiu Yat Hung
                                             -----------------------------
                                             Yiu Yat Hung, Chairman and
                                             Chief Executive Officer


         Date: December 2, 1999           By: /s/ Yiu Yat On
                                             ------------------------------
                                             Yiu Yat On, Chief Financial Officer