Form 10QSB/A
period 1996-06-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-02
CIK 82312

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

                           Commission File No. 0-6456


                       INFRASTRUCTURE INTERNATIONAL, INC.
                        (formerly React Systems, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Nevada                                   87-0287034
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)


            1787 East Ft. Union Blvd., #106, Salt Lake City, UT 84121
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 942-7722
                           ---------------------------
                           (Issuer's telephone number)

                               REACT SYSTEMS, INC.
               --------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   NO   X
                                             ---   -----

     As of August 30, 1996, 524,227 shares of Common Stock of the issuer were outstanding.

                               REACT SYSTEMS, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet - June 30, 1996
                  and December 31, 1995 ..................................   3

                  Condensed Statement of Operations - For the three
                  months and six months ended June 30, 1996
                  and 1995................................................   4

                  Condensed Statement of Cash Flows- For the six months
                  ended June 30, 1996 and 1995............................   5
                  Notes to Condensed Financial Statements.................   6

          Item 2. Management's Discussion and Analysis or Plan of
               Operations.................................................   7

PART II - OTHER INFORMATION

      Signatures..........................................................   8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               REACT SYSTEMS, INC.
                                 Balance Sheet

                                       June 30, 1996         December 31, 1995
                                      ---------------       -------------------
ASSETS
     Total Current Assets                $      0                $      0
                                           ------                 -------
TOTAL ASSETS                             $      0                $      0
                                           ======                 =======
LIABILITIES & EQUITY
LIABILITIES
Current Liabilities
     Notes Payable                       $ 94,300                $ 94,300
     Loans from stockholders                2,281                       0
                                           ------                  ------
Total Current Liabilities                  96,581                  94,300
EQUITY
     Common Stock                         149,206                 149,206
     Paid in Capital                      344,600                 344,600
     Accumulated Deficit                 (590,387)               (588,106)
                                          -------                 -------
TOTAL EQUITY                              (95,581)                (94,300)
                                          -------                 -------
TOTAL LIABILITIES & EQUITY               $      0                $      0
                                          =======                 =======


            See accompanying notes to condensed financial statements

                              REACT SYSTEMS, INC.
                             Statement of Operations



                                    Three Months Ended   Three Months Ended     Six Months Ended    Six Month Ended June
                                      June 30, 1996         June 30, 1995        June 30, 1996            30, 1995
                                    ------------------   -------------------    -----------------   --------------------

REVENUE
     Income                             $     0             $       0               $     0               $      0
                                         ------              --------                ------                -------
NET REVENUE                                   0                     0                     0                      0
OPERATING EXPENSES
     Office Expenses                        216                     0                   216                      0
     Filing Fees                            775                     0                 2,065                      0
                                         ------              --------                ------                -------
TOTAL OPERATING EXPENSES
                                            991                     0                 2,281                      0
                                         ------              --------                ------                -------
NET INCOME / (LOSS)                     $  (991)            $       0              $  2,281               $      0
                                         ======              ========                ======                =======
NET LOSS PER SHARE                      $ (.001)            $    0.00              $  (.004)              $   0.00
                                         ======              ========                ======                =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                      524,227             2,984,118               524,227              2,984,118
                                      =========             =========             =========              =========


            See accompanying notes to condensed financial statements

                               REACT SYSTEMS, INC.
                             Statement of Cash Flows

                                                 Six Months Ended      Six Months Ended
                                                  June 30, 1996          June 30, 1995
                                                 -----------------     ----------------

Cash Flows Used For Operating Activities
     Net Loss                                       $ (2,281)             $        0
                                                     --------              ---------
Net Cash Used For Operating Activities
                                                      (2,281)                      0
                                                     --------              ---------
Cash Flows Provided by Financing Activities
     Loan from shareholder                             2,281                       0
                                                     --------              ---------
Net Cash Provided by Financing Activities
                                                       2,281                       0
                                                     --------              ---------
Net Increase In Cash                                       0                       0
Beginning Cash Balance                                     0                       0
                                                     --------              ---------
Ending Cash Balance                               $        0             $         0
                                                     ========              =========


            See accompanying notes to condensed financial statements

                               REACT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

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

2.   Shareholder Loan

     During the three months ended June 30, 1996, the Company's principal shareholder loaned $2,281 to the Company to pay costs associated with the maintenance of the Company. Such loan is non-interest bearing and has no definite repayment terms.

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

                          PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

          1.   27.1 Financial Data Schedule

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                            INFRASTRUCTURE INTERNATIONAL, INC.


         Date: December 2, 1996          By: /s/ Yiu Yat Hung
                                             ----------------------------
                                             Yiu Yat Hung, Chairman
                                             Chief Executive Officer


         Date: December 2, 1996          By: /s/ Yiu Yat On
                                             ----------------------------
                                             Yiu Yat On, Chief Financial Officer