Form 10QSB/A
period 1996-09-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-02
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                Amendment No. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                              -----------   ----------


                           Commission File No. 0-6456


                       INFRASTRUCTURE INTERNATIONAL, INC.
                         (Formerly React Systems, Inc.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                     7-0287034
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)


              2440 South Progress Drive, Salt Lake City, Utah 84119
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (801) 942-7722
                          -----------------------------
                           (Issuer's telephone number)

                               REACT SYSTEMS, INC.
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of October 31, 1996, 17,474 shares of Common Stock of the issuer were outstanding.

                       INFRASTRUCTURE INTERNATIONAL, INC.

                                      INDEX


                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                Condensed Balance Sheet - September 30, 1996
                and December 31, 1995.......................................  3

                Condensed Statement of Operations - For the three months
                and nine months ended  September 30, 1996 and 1995..........  4

                Condensed Statement of Cash Flows - For the nine months ended
                September 30, 1996 and 1995 ................................  5

                Notes to Financial Statements...............................  6

         Item 2.Management's Discussion and Analysis of Financial Condition
                           and Results  of Operations.......................  7

PART II - OTHER INFORMATION.................................................  9

SIGNATURES..................................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet

ASSETS
                                                   September 30,    December 31,
                                                       1996            1995
                                                   -------------    ------------
Total Assets                                        $       0        $      0
                                                       -------         -------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Notes Payable                             $       0        $  94,300
          Loans from  shareholders                  $   2,557        $       0
                                                        ------          ------
TOTAL CURRENT LIABILITIES                               2,557           94,300
                                                        ------          ------

SHAREHOLDERS' EQUITY
Common Stock, $.05 par value, 2,500,000 shares
authorized, 524,227 shares issued and
outstanding as of 12-31-95 and 17,472 issued and
outstanding as of 9-30-96                              26,211          149,206
Additional paid in capital                            580,070          344,600
Accumulated Deficit                                  (608,838)        (588,106)
                                                       ------          -------
TOTAL STOCKHOLDERS EQUITY                              (2,557)         (94,300)
                                                       ------          -------
TOTAL LIABILITIES AND  STOCKHOLDERS'  EQUITY       $        0        $       0
                                                       ======          =======



                 See Accompanying Notes to Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations



                                     Three Months Ended               Nine Months Ended
                                       September 30,                    September 30,
                                   ---------------------           ----------------------
                                   1996             1995           1996              1995
                                   ----             ----           ----              ----

Revenues                          $      0        $     0      $       0            $     0
                                   =======         ======       ========             ======
Operating Expenses                $ 18,451        $     0      $  20,732            $     0
                                   -------         ------       --------             ------
Net Loss                          $(18,451)       $     0      $ (20,732)           $     0
                                   -------         ------       --------             ------
Net Loss Per Share                    (.05)             0           (.04)                 0
                                   =======         ======       ========             ======
Weighted Average Number of
Shares Outstanding                 353,691      2,984,118        466,894          2,984,118
                                   =======      =========       ========          =========


                 See Accompanying Notes to Financial Statements

                       INFRASCTRUCTURE INTERNATIONAL, INC.
                             Statement of Cash Flows


                                                                Nine Months Ended     Nine Months Ended
                                                                September 30, 1996   September 30, 1995
                                                               -------------------- --------------------

CASH FLOWS USED FOR OPERATING ACTIVITIES
     Net Loss                                                     $   (20,732)          $         0
     Adjustments to recocile net loss to net cash used in
operating activities:
         Decrease in accounts payable                                 (94,300)                    0
                                                                    ---------             ---------
      Net Cash Used In Operating Activities                       $  (115,032)          $         0
                                                                    =========             =========
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of shares                                  $   112,475           $         0
                                                                    ---------             ---------
Net cash provided by investing activities                         $   112,475           $         0
                                                                    =========             =========
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
      Increase in shareholder loan                                $     2,557           $         0
                                                                    ---------             ---------
Net cash provided by financing activities                         $     2,557           $         0
                                                                    =========             =========
Net Increase In Cash                                                        0                     0
Beginning Cash Balance                                                      0                     0
                                                                    ---------             ---------

Ending Cash Balance                                               $         0           $         0
                                                                    =========             =========

                 See Accompanying Notes to Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

3. On August 30, 1996, the Company effected a one for thirty reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto.

Results of Operation

Comparison of the three months ended September 30, 1996 to the three months ended September 30, 1995.

Revenues

     The Company had no revenues for either the three months ended September 30, 1996 or the corresponding period of the prior year.

Operating Expenses

     The Company had operating expenses of $18,451 for the three months ended September 30, 1996 compared to no operating expenses for the corresponding period of the prior year. The increase in operating expenses is attributable to the legal and financial fees increased in bringing the Company's legal affairs and its audit current.

Net Loss

     The Company reported a net loss of $18,451 for the three months ended September 30, 1996 compared to net income of $0 for the corresponding period of the prior year. The increase in the net loss is attributable to the legal and financial fees incurred in bringing the Company's legal affairs and audits current.

Comparison of the Nine Months ended September 30, 1996 to the Nine Months Ended September 30, 1995

Revenues

     The Company had no revenues for either the nine months ended September 30, 1996 or the corresponding period of the prior year.

Operating Expenses

     The Company had operating expenses of $20,732 for the nine months ended September 30, 1996 compared to no operating expenses for the corresponding period of the prior year. The increase in operating expenses is attributable to the legal and financial fees increased in bringing the Company's legal affairs and its audit current.

Net Loss

     The Company reported a net loss of $20,732 for the nine months ended September 30, 1996 compared to net income of $0 for the corresponding period of the prior year. The increase in the net loss is attributable to the legal and financial fees incurred in bringing the Company's legal affairs and audits current.

Liquidity and Capital Resources

     As of September 30, 1996, the Company had no cash and a deficit in working capital of $2,557 this compares to no cash and a deficit in working capital of $94,300 as of December 31, 1995.

     Net cash used in operating activities increased to $115,032 for the nine months ended September 30, 1996 from $0 for the corresponding period of the prior year. The increase is attributable to the net operating loss of $20,732 and a reduction of accounts payable of $94,300.

     Net cash provided by Investing Activities increased to $112,475 for the nine months ended September 30, 1996 from $0 for the corresponding period of the prior year. This increase resulted from the sale of additional common shares of the Company.

     Net cash provided by Financing Activities increased to $2,557 for the nine months ended September 30, 1996 from $0 for the corresponding period of the prior year. This increase resulted from a shareholder loan.

     Because the Company is in final negotiations for the acquisition of an ongoing business, it is unable to reasonably determine its cash needs until the completion of the acquistion. However, upon completion of the acquisition, it will be necessary to raise five to ten million dollars over the next twelve months if the Company is to meet its business plan.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

     On August 30, 1996, the Company effected a one for thirty reverse stock split.

Item 6. Exhibits and Reports of Form 8-K

     a)   Exhibits

          2.   27.1 Financial Data Schedule

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INFRASTRUCTURE INTERNATIONAL, INC.



Date:  December 2, 1999                 By: /s/ Yiu Yat Hung
                                            ------------------------------------
                                            Yiu Yat Hung, Chairman and
                                            Chief Executive Officer


Date:  December 2, 1999                 By: /s/  Yiu Yat On
                                            ------------------------------------
                                            Yiu Yat On, Chief Financial Officer