Form 10KSB
period 1996-12-31
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-02
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

           Nevada                                        87-0287034
--------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                       One World Trade Center, Suite 7865
                            New York, New York 10048
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (212) 938-0574

Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class            Name of Each Exchange on Which Registered
    ---------------------          -------------------------------------------
          None                                       None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                         --------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes No X

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $706,433.

     As of April 15, 1997, 9,680,000 shares of common stock of the Registrant were outstanding. As of such date, no trading market existed in the Company's common stock. The aggregate market value of the common stock held by non-affiliates, based on the book value per share, was approximately $400,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

     Transitional Small Business Disclosure Format: Yes   No  X
                                                             ----

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------

PART I

       ITEM 1.  DESCRIPTION OF BUSINESS..................................   1
       ITEM 2.  DESCRIPTION OF PROPERTIES................................   5
       ITEM 3.  LEGAL PROCEEDINGS........................................   5
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS......................................   5

PART II

       ITEM 5.  MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS..............................   5
       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................   6
       ITEM 7.  FINANCIAL STATEMENTS.....................................   9
       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE...................   9

PART III

       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT.........................   9
       ITEM 10. EXECUTIVE COMPENSATION....................................  11
       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.....................................  11
       ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............  12
       ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K..........................  13

                SIGNATURES................................................  14

                FINANCIAL STATEMENTS...................................... F-1

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 4 of this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

General and Development of Business

     Infrastructure International, Inc. (the "Company"), a Nevada corporation, through its subsidiaries and a sino-foreign joint venture, is engaged in the development and operation of a 72 kilometer four-lane toll road (the "Jin Long Highway") in Huizhou, Guangdong Province, the People's Republic of China ("PRC").

     On December 1, 1996, the Company consummated an exchange (the "Exchange") with the shareholders of Guang Hui Highway Project Company Limited ("Guang Hui") pursuant to which the Company acquired 100% of the stock of Guang Hui in exchange for 8,430,000 shares of common stock, representing 87.1% of the outstanding common stock, and 100,000 shares of preferred stock, representing 100% of the outstanding Series B Preferred Stock, of the Company.

     Guang Hui, a British Virgin Island company formed on March 5, 1996, operating through an 80%-owned subsidiary in the PRC, is engaged in the development and operation of the Jin Long Highway. An 18 kilometer section of the Jin Long Highway began operation in March of 1996 and a 17 kilometer section is scheduled to open by the end of 1997. Development of the remaining 37 kilometers of the Jin Long Highway has commenced and is expected to be completed during 1997. The development and operation of the Jin Long Highway is being undertaken by a sino-foreign joint venture, Guanghui Highway Development Company Limited (the "Highway Joint Venture"), which is 80% owned by the Company and 20% owned by Huizhou Highway Property Development Company ("HHPD"), a state-owned company incorporated in the PRC. Guang Hui is generally entitled to 80% of the profits derived from the operation of the Jin Long Highway for a period of thirty years, subject to certain guaranteed minimum returns to Guang Hui during the first seven years of operations and subject to certain additional allocations to HHPD during years eight through seventeen of operations.

     The assets of the Highway Joint Venture and Guang Hui consist principally of the land use rights relating to, and the portions presently completed or under construction of, the Jin Long Highway in the PRC. The land use rights relating to the Jin Long Highway expire in August of 2026 at which time the Company's interest in the Jin Long Highway will terminate.

Company Strategy

     Management's strategy for the Company is to develop and operate the Jin Long Highway and to capitalize on the anticipated earnings and cash flows of the Jin Long Highway to acquire interests in other infrastructure projects in the PRC. The Company believes that the combination of existing profitable operations of the operational portion of the Jin Long Highway combined with contractual guarantees of minimum profit levels to the Company during the first seven years of operations and ongoing interests in the operations of the Jin Long Highway for an additional twenty-three years will allow the Company to realize superior returns on equity and assets and strong cash flows over the life of the Company's investment.

     Management  believes that the Company's  participation in the Highway Joint
Venture and the development and operation of the Jin Long Highway will also facilitate the Company's participation in future infrastructure projects by (i) establishing essential governmental and industry contacts necessary for participation in such ventures in the PRC, (ii) establishing credibility in the operation of infrastructure projects in the PRC, and (iii) establishing the Company's ability to attract necessary financing for such projects. While the Company has not identified additional infrastructure projects in which it intends to invest, management believes there are substantial opportunities for further infrastructure investment in transportation, communications, power and other essential services.

Jin Long Highway

     Overview. The Jin Long Highway is a proposed four-lane toll road located in Guangdong Province, PRC. When completed, the Jin Long Highway will span 72 kilometers from Longmen Baisachias in the north to Xiaojinkou in the south.
Presently, to travel from northern part of China to the major cities in the south, namely Hong Kong, Shenzhen and Yantian Harbour, commuters must travel a 166 kilometer road from Xin Faze to Guangzhou and a 134.8 kilometer road from Guangzhou to Shenzhen. The indirect routing of those roads combined with congestion and poor surface conditions make travel times between Xin Feng and Shenzhen unpredictable with typical travel time ranging from five and one-half to eight hours.

     The Jin Long Highway will be a limited access, high quality, maintained highway which will permit direct travel from Xin Feng to Shenzhen, bypassing Guangzhou. The Jin Long Highway will save approximately 100 kilometers from the existing route with an anticipated travel time of three hours. The Company believes that the Jin Long Highway will become the preferred method of travel for businessmen and the transportation of goods from northern China to major cities in the south.

     Development. The Jin Long Highway is being constructed in two separate phases. The first phase, consists of 35 kilometers beginning at Longmen Baisachias, of which 18 kilometers was completed in March of 1996 and is presently in operation. The remaining 17 kilometers is presently under construction and is scheduled for completion during 1997. Construction of the second phase, consisting of 37 kilometers, has commenced already and is expected to be completed during 1997.

     The first phase of the Jin Long Highway is being constructed by HHPD, a state-owned enterprise and a 20% owner of the Highway Joint Venture, at a cost of approximately RMB 248 million (US$29.8 million). In connection with the formation of the Highway Joint Venture, HHPD entered into a turn-key construction contract pursuant to which HHPD agreed to construct the entire Jin Long Highway for RMB 560 million (US$67.3 million), inclusive of the cost of the first phase.

     Construction of phase one extends 35 kilometers from the intersection of Provincial Expressway Route No. 1914 and National Expressway Route No. 205 in Shierling, Young's Village to the junction of Gongzhuang Town and Yangcun Town, Boluo. The road bed on the first 35 kilometer section is 18 meters in width and may be gradually increased to 23 meters in width in the future. Construction of the road is required to comply with the technical specifications and standards for highway construction established by the Ministry of Transportation of the PRC. The Highway Joint Venture will have the right to supervise and ensure the quality and progress of construction and will, in turn, be required to pay construction costs pursuant to a schedule of payments set forth in the construction contract. Performance by HHPD under the construction contract is guaranteed by the Huizhou Highway Bureau.

     Operation. The Highway Joint Venture has entered into a management agreement with HHPD pursuant to which HHPD will be responsible for operation of the first 35 kilometer section of the Jin Long Highway, including the payment of costs associated with the operation and maintenance of the toll road, for a period of seventeen years after which time the parties will negotiate a new contract for the management of the toll road. In return for such services, the Highway Joint Venture will pay to HHPD a management fee equal to 15% of the total tolls collected from the operation of the toll road.

     The Highway Joint Venture and HHPD have selected two initial sites for toll booths with additional booths to be opened as agreed to by the parties from time to time. Operation of the Jin Long Highway will generally consist of the collection of tolls and deposit of such tolls in a designated bank account and the maintenance of the toll road, manning of toll booths and accounting for and handling revenues. Tolls to be charged will vary based on the type of vehicle traveling on the road and the distance traveled and will be fixed from time to time by agreement among the Highway Joint Venture and HHPD. Initial tolls for travel on the 17 kilometer portion of the road which is presently operational range from $0.24 to $2.40. Tolls for the remaining portions of the road have not, as yet, been established.

Joint Venture Agreement

     The terms of the Company's ongoing participation in the development and operation of the Jin Long Highway are governed by a joint venture agreement (the "Joint Venture Agreement") dated August 6, 1996 between the Company's wholly-owned subsidiary, Guang Hui, and HHPD whereby the Highway Joint Venture was formed.

     Under the terms of the Joint Venture Agreement, the Company, through Guang Hui, is required to contribute to the Highway Joint Venture $9.53 million in cash and HHPD is required to contribute to the Highway Joint Venture $2.38 million in the form of assets comprising a part of the Jin Long Highway. As of December 31, 1996, the Company had made an initial contribution to the Highway Joint Venture of $3.0 million in cash. In February of 1997, Guang Hui contributed an additional $7.0 million to the Highway Joint Venture, representing the balance of its obligation and a loan of $464,000. HHPD contributed its interest in the assets comprising the Jin Long Highway with an appraised value of approximately $22.35 million in satisfaction of its required capital contribution to the Highway Joint Venture. The excess value of the assets contributed by HHPD, in the approximate amount of $16.4 million, constitutes a payable of the Highway Joint Venture to HHPD. HHPD has agreed to forego repayment of such amount from the Highway Joint Venture until the second phase of construction of the Jin Long Highway is completed.

     During the first seven years of the Highway Joint Venture, profits and losses will be allocated 80% to the Company and 20% to HHPD; provided, however, that the Company shall be allocated profits of not less than 22% of the actual capital contributed to the Highway Joint Venture by the Company for each of the first seven years with distributions to be made on the last day of each calendar quarter based on the actual time and amount of each capital injection. During each of the eighth to the seventeenth years, 30% of the net income of the Highway Joint Venture shall be allocated to HHPD until HHPD has received a total return equal to its capital contribution to the Highway Joint Venture plus an imputed interest rate of 13.5%. The remaining 70% of net income, and net losses, if any, will be allocated 80% to the Company and 20% to HHPD. During each of the eighteenth year to the thirtieth year of the Highway Joint Venture, net income or loss shall be allocated 80% to the Company and 20% to HHPD. After the thirtieth year of the Highway Joint Venture, in August of 2026, the Highway Joint Venture will terminate and ownership of the Jin Long Highway will revert to HHPD.

Income Guarantees

     As a further inducement for the Company to enter into the Highway Joint Venture, HHPD and the Huizhou Highway Bureau have each unconditionally guaranteed payment of the Company's preferred return during the first seven years of operations as described above. In order to assure that adequate funds are available to pay such guaranteed payment, the Huizhou Highway Bureau and HHPD have agreed to deposit in the Highway Joint Venture's designated bank account revenues from a separate toll road in an amount sufficient to maintain at all times a three month reserve against such payments. If operation of the other toll road fails to provide adequate funding to maintain the required reserves, the Huizhou Highway Bureau and HHPD have agreed to make deposits against such reserve account from other revenues or resources of HHPD so as to maintain the minimum required guarantee reserves at all times.

Government Regulation

     The Ministry of Transportation of the PRC establishes various standards and regulations governing the construction, maintenance and operation of transportation facilities within the PRC. Those standards and regulations generally impose standards relating to safety in the construction and operation of such facilities. Accordingly, the Jin Long Highway will be subject to periodic inspection by the Ministry of Transportation both during the construction phase and the operational phase. As the construction contract calls for HHPD to construct the road in accordance with Ministry of Transportation standards, the Company does not believe that such regulations will have any adverse affect upon construction of the road.

     With respect to the operation of the Jin Long Highway, transportation standards in the PRC remain relatively undeveloped by western standards. It is possible that the Ministry of Transportation may impose new rules and regulations as to operation of and on transportation facilities from time to time. The imposition of new rules and regulations could adversely affect the Company's operations by imposing standards or limitations on the volume of traffic, tolls chargeable, access to or other aspects of the operation of the Jin Long Highway.

     The Company believes that its operations comply with all applicable PRC regulations governing the construction and operation of the Jin Long Highway.

Competition

     As discussed, existing non-toll roads service the areas serviced by the Jin Long Highway. The Company believes that the Jin Long Highway will be able to attract adequate traffic to operate profitably based on the superior quality of the road, the limited access permitted on the road and the time and distance savings which are expected to be achieved by travel on the road. As the region in which the Jin Long Highway is located continues to grow, it can be expected that additional roadways will constructed to services such areas. Such new roads may be a combination of toll and non-toll roads.

     The Company believes that it is competitive, and will be competitive, with transportation facilities which may be constructed in the future based on the factors discussed above as well as the participation of Huizhou Highway Bureau.

Employees

     The Company and its subsidiaries currently employ approximately 76 people; 8 in management, 22 in administration and 45 in toll road operations. Pursuant to the terms of the agreement by which HHPD operates the Jin Long Highway, virtually all personnel involved in the day-to-day operations of the Jin Long Highway are employees of HHPD. The Company and its subsidiaries are not parties to any traditional labor contracts. The Company has not suffered any labor stoppages and believes that it has good relations with its employees.

Additional Infrastructure Investment Strategy

     Since the inception of market reform in the PRC in the late 1970's, the PRC economy has experienced strong growth and a general improvement in standard of living. The growth in the PRC economy has been accompanied by a growing demand for basic infrastructure improvements necessary to support continued growth and higher living standards.

     In recent years, substantial investment, both domestic and foreign, has been made to establish and upgrade basic infrastructure in the PRC. Such investment to date has focused largely on providing power, other utilities and transportation as well as raw materials and building products to support industrial growth in the PRC and to meet consumer demand in rapidly growing metropolitan areas. While infrastructure investment has grown substantially since the 1970's, the Company believes there are substantial opportunities for additional infrastructure investment in the PRC. The Company intends to seek out, evaluate and, where appropriate, invest in other infrastructure projects where it believes superior investment returns can be achieved. While the Company has no infrastructure projects presently under consideration for investment, other than the Jin Long Highway, the Company believes that opportunities will be available to investment in projects in the PRC in areas such as transportation, distribution, telecommunications, power, utilities, natural resources and other basic infrastructure.

     Management believes that the Company enjoys a favorable position with respect to potential participation in future infrastructure projects as a result of (i) the establishment of key contacts with government and industry officials as a result of the Company's participation in the Jin Long Highway, (ii) the existence of a favorable track record for participation in such projects which the Company believes it will enjoy as a result of its interest in the Jin Long Highway, (iii) the existence of a favorable track record for financing such projects which the Company believes it will enjoy as a result of its interest in the Jin Long Highway, and (iv) strong cash flows which it believes it will enjoy as a result of its interest in the Jin Long Highway.

     While the Company believes that it can successfully seek out, evaluate and acquire interests in additional infrastructure projects in the PRC, there can be no assurance that the Company will be successful in that regard or that any such investments will ultimately be profitable. There are numerous companies which are presently involved in infrastructure development in the PRC and additional companies can be expected to enter into such market. Many of the companies which may compete with the Company with respect to acquisition of interests in such projects, or operation of competing projects, may have substantially greater resources, financially and otherwise, than the Company.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's executive offices consist of 3,315 square feet located at One World Trade Center, Suite 7865, New York, New York. Such space is provided by a related party free of charge. The related party's lease expires in August, 1999.

     The Company's interest in the Jin Long Highway is held pursuant to a land use right permit granted by the PRC government to the Highway Joint Venture. Such land use rights relate to the land underlying the Jin Long Highway and revert to HHPD in August of 2026. See "Item 1. Description of Business. Jin Long Highway."

     The Company believes that its properties are adequate to support its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently a party to, and management is not aware of, any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     As of April 15, 1997, there was no active trading market in the Company's Common Stock and no such market existed during 1996.

     The Company intends to apply for listing of its Common Stock initially on the NASD Electronic Bulletin Board and, later, on the Nasdaq Small-Cap Market at such time as it meets the requisite listing standards, if ever. There can be no assurance, however, that the Company's Common Stock will in fact be listed on Nasdaq or that a sustained trading market will develop.

Record Holders

     As of April 15, 1997, there were approximately 624 record owners of the Common Stock of the Company.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page of this Form 10-KSB.

     Infrastructure   International,   Inc.   (the   "Company"),   through   its
subsidiaries and a sino-foreign joint venture, is engaged in the construction and operation of a four lane 72 kilometer toll road in Guangdong Province, PRC.

     The Company's operations are conducted exclusively through a sino-foreign joint venture in which its wholly-owned subsidiary, Guang Hui Highway Project Company Limited ("Guang Hui"), owns an 80% interest. On December 1, 1996, the Company consummated an exchange (the "Exchange") with the shareholders of Guang Hui pursuant to which the Company acquired 100% of the stock of Guang Hui in exchange for 8,430,000 shares of common stock, representing 87.1% of the outstanding common stock, and 100,000 shares of preferred stock, representing 100% of the outstanding Series B Preferred Stock, of the Company.

     Guang Hui is a British Virgin Island company formed on March 5, 1996 to acquire an interest in and providing for the development and operation of the Jin Long Highway. An 18 kilometer section of the Jin Long Highway began operation in March of 1996 and a 17 kilometer section is scheduled to open by the end of 1997. Development of the remaining 37 kilometers of the Jin Long Highway is presently under way and is scheduled to be completed during 1997. The development and operation of the Jin Long Highway is being undertaken by a sino-foreign joint venture, Guanghui Highway Development Company Limited (the "Highway Joint Venture"), which is 80% owned by the Company and 20% owned by Huizhou Highway Property Development Company ("HHPD"), a state-owned company incorporated in the PRC. Guang Hui is generally entitled to 80% of the profits derived from the operation of the Jin Long Highway for a period of thirty years, subject to certain guaranteed minimum returns to Guang Hui during the first seven years of operations and subject to certain additional allocations to HHPD during years eight through seventeen of operations.

     The assets of the Highway Joint Venture and Guang Hui consist principally of the land use rights relating to, and the portions presently completed or under construction of, the Jin Long Highway in the PRC. The land use rights relating to the Jin Long Highway expire in August of 2026 at which time the Company's interest in the Jin Long Highway will terminate.

     During the first seven years of the Highway Joint Venture, profits and losses will be allocated 80% to the Company and 20% to HHPD; provided, however, that the Company shall be allocated profits of not less than 22% of the actual capital contributed to the Highway Joint Venture by the Company for each of the first seven years with distributions to be made on the last day of each calendar quarter based on the actual time and amount of each capital injection. During each of the eighth to the seventeenth years, 30% of the net income of the Highway Joint Venture shall be allocated to HHPD until HHPD has received a total return equal to its capital contribution to the Highway Joint Venture plus an imputed interest rate of 13.5%. The remaining 70% of net income, and net losses if any, will be allocated 80% to the Company and 20% to HHPD. During each of the eighteenth year to the thirtieth year of the Highway Joint Venture, net income or loss shall be allocated 80% to the Company and 20% to HHPD. After the thirtieth year of the Highway Joint Venture, in August of 2026, the Highway Joint Venture will terminate and ownership of the Jin Long Highway will revert to HHPD.

     As a further inducement for the Company to enter into the Highway Joint Venture, HHPD and the Huizhou Highway Bureau have each unconditionally guaranteed payment of the Company's preferred return during the first seven years of operations as described above. In order to assure that adequate funds are available to pay such guaranteed payment, the Huizhou Highway Bureau and HHPD have agreed to deposit in the Highway Joint Venture's designated bank account revenues from a separate toll road in an amount sufficient to maintain at all times a three month reserve against such payments. If operation of the other toll road fails to provide adequate funding to maintain the required reserves, the Huizhou Highway Bureau and HHPD have agreed to make deposits against such reserve account from other revenues or resources of HHPD so as to maintain the minimum required guarantee reserves at all times.

     The Highway Joint Venture has entered into a management agreement with HHPD pursuant to which HHPD will be responsible for operation of the first 35 kilometer section of the Jin Long Highway, including the payment of costs associated with the operation and maintenance of the toll road, for a period of seventeen years after which time the parties will negotiate a new contract for the management of the toll road. In return for such services, the Highway Joint Venture will pay to HHPD a management fee equal to 15% of the total tolls collected from the operation of the toll road.

     Operation of the first phase of the Jin Long Highway commenced in March of 1996 and the Highway Joint Venture was formed in August of 1996. Accordingly, the operating results for 1996 reflect the Company's allocable share of income and expenses for the period from March 5, 1996 to December 31, 1996. Because the Company had no substantial operations prior to the Exchange and because Guang Hui and the Highway Joint Venture were not formed until 1996 and the Jin Long Highway was not in operation prior to March of 1996, no comparable financial results are presented for 1995.

Results of Operations - Fiscal Year 1996

     Revenues. Revenues during 1996 totaled $706,000, consisting of $518,000 from toll road operations and $189,000 from subsidies from the Huizhou Highway Bureau pursuant to its minimum profits guarantee. Toll paying vehicles for the period totaled approximately 55,000 with an average toll of $.34 per vehicle. Average monthly traffic on the Jin Long Highway increased from 45,043 vehicles in June, 1996 to 65,165 vehicles in December, 1996.

     Operating Expense. Operating expenses during 1996 totaled $106,000 (20.4% of toll road revenues and 15% of total revenues). Operating expenses consisted principally of a 15% management fee paid to HHPD for turn-key management of the operations of the Jin Long Highway ($78,000) and general corporate overhead of the Company. Pursuant to its management agreement with HHPD, HHPD pays all other operating and maintenance expenses relating to the Jin Long Highway.

     Depreciation. Depreciation with respect to the Jin Long Highway totaled $434,000 during 1996.

     Income Taxes. The Company reported no income tax expense during 1996 as a result of certain concessions granted by the PRC. Pursuant to such tax concessions, the Highway Joint Venture, through which all of the Company's current operations are conducted, is exempt from federal and local income taxes for the first two years of profitable operations and are entitled to a 50% reduction in federal income taxes for the next three years.

     Upon expiration of the PRC income tax concessions, the Highway Joint Venture will subject to PRC income taxes at current combined rate of 33%. On a pro forma basis, income tax expense of the Highway Joint Venture, after minority interests, would have been approximately $1,000 during 1996.

     Minority Interests. Minority interest, totaling $650 in 1996 represents the allocable share of income or loss attributable to the 20% share of the Highway Joint Venture not owned by the Company.

Liquidity and Capital Resources

     At December 31, 1996, the Company had a working capital deficit of $18.7 million and a cash balance of $481. At December 31, 1995, the Company had no assets and had liabilities of $94,000.

     Operating cash flows totaled $2.9 million during 1996. Such cash flows were primarily attributable to increases in short term operating liabilities relating to advances of construction costs and management fees due to HHPD ($2.2 million) and to profitable operations during the year adjusted to reflect $0.4 million of depreciation which represents a non-cash charge to earnings.

     The Company's cash flows from financing activities totaled $19.4 million during 1996. Those cash flows reflect (i) $2.9 million from the sale of common stock and preferred stock, net of issuance costs, and (ii) $16.4 million representing the excess value of assets contributed to the Highway Joint Venture by HHPD which amount constituted a payable of the Highway Joint Venture to HHPD.

     The Company utilized $22.3 million of cash flows during 1996 to acquire its interest in and pay for construction costs of the Jin Long Highway.

     At December 31, 1996, the primary  obligations of the Company  consisted of
(i) $1.64 million payable to HHPD relating to the excess value of the assets contributed, (ii) $2.2 million payable to HHPD for construction costs and management fees net of the operating differential subsidy.

     In addition to its various borrowings, the Company and its subsidiaries are obligated under the agreement governing operations of the Highway Joint Venture to contribute an additional $5.1 million to the Highway Joint Venture for use in connection with ongoing construction of the Jin Long Highway. Such capital contributions are required to be made as construction progresses provided that the Company shall not be required to contribute more than $3 million in any one month.

     During 1996, the Company issued 3,000 shares of Series A convertible preferred stock raising approximately $3.3 million, net of offering costs, all of which shares remained outstanding and convertible into Common Stock at December 31, 1996. Each share of Series A convertible preferred stock is convertible into shares of Common Stock at a price equal to the lesser of the market price at the time of conversion or $1.00 per share at any time on or prior to December 31, 1997 and is redeemable by the Company at $1,000 per share after December 31, 1997.

     The proceeds from the sale of securities during 1996 were used to fund the Company's capital contributions to the Highway Joint Venture.

     Other than the foregoing, the Company has no sources of available capital or commitments to provide additional capital. Management believes that the Company has sufficient capital resources to fund its current operations for the foreseeable future. The Company does not presently have sufficient resources to fund the balance of its required capital contributions to the Highway Joint Venture. The Company intends to seek additional funding during 1997 to meet its obligations to the Highway Joint Venture. While the Company has no present plans in that regard, it is anticipated that the Company will offer some combination of common stock, convertible preferred stock and convertible debt to meet such funding obligations.

Certain Factors Affecting Future Operating Results

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include risks pertaining to the timing of completion of the Jin Long Highway (delays in completion can be expected to reduce revenues), the construction of new toll or non-toll roads which may compete with the Jin Long Highway (such competing roads may reduce traffic volumes and effectively reduce toll rates, both of which would reduce revenues), economic conditions within China and Hong Kong and globally (economic slowdowns, whether arising as a result of domestic or global trade or other conditions, may result in reduced commercial traffic and changes in consumer behavior, any of which might result in lower revenues), changes in laws and regulations within the PRC (including, but not limited to, the possible imposition of price controls, property ownership regulations, tax revisions or other governmental action, any of which might materially and adversely impact the Company), and other risks pertaining to operations in the PRC.

     The future operations results of the Company will also be affected by a number of factors including but not limited to the following: the ability of the Company to raise sufficient funds to execute its business plan; the ability of the Company to retain its key personnel; the ability of the Company to complete the balance of the highway and construction on a timely basis and within the budget and; the use of the toll road to meet or exceed Company projections.

Inflation and Exchange Rates

     The Company does not believe that inflation has had a material impact on the results of its operations. However, high levels of inflation and exchange rate fluctuations have characterized the PRC economy in recent years. Because the operations of the Highway Joint Venture are conducted exclusively within the PRC and because HHPD is required to bear all operating and maintenance costs relating to the toll road pursuant to its management agreement, management believes that any price fluctuations attributable to inflation or changes in exchange rates will not adversely effect the Company. There can be no assurance, however, that continued inflation and exchange rate fluctuations will not adversely impact the Company in the future. In particular, as the Company's revenues are primarily received in Renminbi, the Company's ability to pay dividends and make other payments denominated in other currencies may be adversely impacted by exchange rate fluctuations.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Arthur Andersen, appears on pages F-2 through F-18 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the acquisition of Guang Hui by the Company, on December 27, 1996, the Company's Board of Directors selected Arthur Andersen & Co. to serve as its new independent accountants and dismissed Mantyla, McReynolds & Associates, Certified Public Accountants, of Salt Lake City, Utah which previously served as the independent accountants for the Company.

     Mantyla, McReynolds & Associate's reports on the financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with their audits for fiscal years 1994 and 1995 and through December 27, 1996, there were no disagreements with Mantyla, McReynolds & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Mantyla, McReynolds & Associates would have caused them to make reference thereto in their reports on the financial statements for such years.

     Arthur Andersen & Co. served as the principal accounting firm for Guang Hui with respect to the financial statements of such company prior to the Exchange.

     The information described above regarding the Company's decision to dismiss Mantyla, McReynolds & Associates as its independent accountants and select Arthur Andersen & Co. as its new independent accountants, along with a letter from Mantyla, McReynolds & Associates stating that they agree with the above information regarding the Company's change of accountants, was fully disclosed in a Form 8-K filed with the SEC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth certain information concerning the current directors and executive officers of the Company

       Name       Age         Position following Exchange
     --------   -------      -----------------------------

Yiu Yat Hung      44          Chairman of the Board, Chief Executive Officer and
                              President
Yiu Yat On        41          Vice President, Treasurer and Director
Ma Ding Jie       62          Director
Jin Hiu Juan      41          Director

     All  directors   will  hold  office  until  the  next  annual   meeting  of
stockholders or until their successors have been elected and qualified.

     Yiu Yat Hung and Yiu Yat On are brothers. Otherwise, there are no family relationships among any of the officers or directors.

     The following is a biographical summary of the business experience of the directors and present executive officers of the Company.

     Yiu Yat Hung is a founder of Guang Hui Highway Project Company Limited and has served as Chairman of the Board, Chief Executive Officer and President of the Company since the acquisition of Guang Hui by the Company in December of 1996. Mr. Yiu is also a founder of China Medical Development Company Ltd., a pharmaceutical manufacturing and distribution company, and has served as Chairman and Chief Executive Officer of Natural Way Technologies, Inc. since the acquisition of China Medical by Natural Way Technologies in June of 1996. Natural Way Technologies is publicly traded over-the-counter. Since 1981, Mr. Yiu has owned and heads a trading and investment company in Hong Kong. Mr. Yiu is a medical doctor by education, has a Masters Degree in Political Science and Economics and has spent his entire career in business.

     Yiu Yat On is a co-founder of Guang Hui Highway Project Company Limited and has served as Vice President, Treasurer and a Director of the Company since the acquisition of Guang Hui by the Company in December of 1996. Mr. Yiu is also a co-founder of China Medical Development Company Ltd., and has served as Vice-Chairman and Vice President of Natural Way since the exchange in June of 1996. For over twenty years, Mr. Yiu has served as a management consultant to various companies in the PRC and has operated various companies in the PRC. Mr. Yiu has a graduate degree in business administration.

     Ma Ding Jie have been workshop director with many years experience of production management, then transferred as warehouse director for four years, now Mr. Ma is assistant of general manager, in Shenzhen honghua building material company, responsible for management.

     Jin Hui Juan specialized in fine chemistry with title of engineer, have worked in ShangHai chemistry research institute for many years, and served as assistant of general manager in Shenzhen honghui printing and dyeing company, responsible for technology supervision and management, and acted as general manager of Hong Kong hongda company.

Compliance with Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Report any failure to file by these dates during 1996. All of the filing requirements were satisfied on a timely basis in 1996, except that Yiu Yat Hung, Yiu Yat On, Ma Ding Jie, Jin Hui Juan and New Silver Eagle Holdings Limited failed to file on a timely basis their initial report of their holdings on Form 3. Reports on Form 3 have since been filed by each of such persons. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

Committees and Attendance of the Board of Directors

     The Company presently maintains no standing committees of its board of directors. The Company intends to evaluate the creation of a standing Audit Committee and a standing Compensation Committee at such time as the board deems appropriate.

     During the year ended December 31, 1996, the Board of Directors held 4 formal meetings. Each director (during the period in which each such director served) attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors, plus (ii) the total number of meetings held by all committees of the Board of Directors on which the director served.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation and Other Matters

     The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 1996 of each person who served as the Company's Chief Executive Officer during fiscal 1996 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1996 (the "Named Officers").


                                                                                                 Long Term
                                                           Annual Compensation                 Compensation
                                               ---------------------------------------------  ---------------
                                                                              Other Annual         Stock
Name and Principal Position       Year         Salary ($)    Bonus ($)      Compensation ($)      Options (#)
---------------------------       ----         ----------    ---------     -----------------  ---------------

Yiu Yat Hung (1)................  1996           -0-           -0-                -0-               -0-
  Chairman of the Board and       1995           -0-           -0-                -0-               -0-
  Chief Executive Officer         1994           -0-           -0-                -0-               -0-



----------------
(1) Compensation indicated for Mr. Yiu for periods prior to December of 1996 represent amounts paid by the Company's subsidiary, Guang Hui, prior to the acquisition of Guang Hui by the Company.

Compensation of Directors

     No compensation is presently paid to directors for service in such capacity. The Company intends to establish appropriate compensation arrangements for non-employee directors consistent with industry practice following the 1997 Annual Meeting.

Employment Contracts

     The Company has no employment contracts with any of its present executive officers and has no plans or arrangements with respect to payments resulting from the resignation, retirement or any other termination of a named executive officer's employment or from a change-in-control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Common Stock

     The following table is furnished as of April 15, 1997, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, Nominee and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.


Name and Address of                                    Number of Shares
Beneficial Owner (1)                                 Beneficially Owned (2)        Percent
--------------------                                 ----------------------       ---------

New Silver Eagle Holdings Limited (3)..............     6,100,000                   63.0%
 Suite 5301, Central Plaza
 18 Harbour Road, Wanchai, Hong Kong
Yiu Yat Hung.......................................           -0- (3)                   -
Yiu Yat On.........................................           -0- (3)                   -
Ma Ding Jie........................................           -0-                       -
Jin Hui Juan.......................................           -0-                       -
All officers and directors as a group (4 persons)..    6,100,000                    63.0%


(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.

(2) Includes shares of Common Stock not outstanding, but which are subject to options or warrants exercisable within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding Common Stock with respect to the holder of such options or warrants. Such shares are not, however, deemed to be outstanding for the purpose of computing the percentage of any other person.

(3) New Silver Eagle Holdings Limited is controlled by Yiu Yat Hung, Yiu Yat On, and family members, the officers and directors of the Company. Such individuals may be deemed to be the beneficial owners of the shares held by New Silver Eagle Holdings Limited. However, each of such individuals disclaim beneficial ownership of the shares indicated as held by New Silver Eagle Holdings Limited.

Series B Preferred Stock

     The following table is furnished as of April 15, 1997 to indicate beneficial ownership of the Company's Series B Preferred Stock by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series B Preferred Stock.

Name and Address of                                 Number of Shares
Beneficial Owner (1)                               Beneficially Owned    Percent
--------------------                               ------------------    -------

New Silver Eagle Holdings Limited (2)...........       100,000            100.0%
 Suite 5301, Central Plaza
 18 Harbour Road, Wanchai, Hong Kong

(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.

(2) New Silver Eagle Holdings Limited is controlled by Yiu Yat Hung, Yiu Yat On, and family members, the officers and directors of the Company. Such individuals may be deemed to be the beneficial owners of the shares held by New Silver Eagle Holdings Limited. However, each of such individuals disclaim beneficial ownership of the shares indicated as held by Silver Eagle Holdings Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company acquired its interest in Guang Hui and the Highway Joint Venture during 1996 pursuant to a share exchange with Yiu Yat Hung and Yiu Yat On, the principal shareholders of Guang Hui. Pursuant to the terms of such share exchange, the Company acquired 100% of the stock of Guang Hui in exchange for 8,430,000 shares of common stock and 100,000 shares of Series B Preferred Stock of the Company.

     HHPD, which previously operated the Jin Long Highway and is a 20% owner of the Highway Joint Venture, provides certain management services, construction services and profit guarantees in connection with the Jin Long Highway. See "Description of Business."

     The Company has, from time to time, borrowed funds from New Silver Eagle Holdings Limited, a company controlled by Yiu Yat Hung and family. At December 31, 1996, the Company had a balance of $75,000 owed to New Silver Eagle Holdings. Such loans are unsecured, non-interest bearing and have no definitive repayment terms.

     The  Company  has  no  existing   policy  with  respect  to  related  party
transactions. However, management believes that each of the transactions described above was, or will be, on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties. Other than the foregoing, management is not aware of any material transactions between the Company and any officers, directors or five percent shareholders, or affiliates of such persons.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

 Exhibit
 Number                     Description of Exhibit
---------               ----------------------------

  2.1   Acquisition Agreement dated December 1, 1996 between
        Infrastructure International, Inc. and the shareholders of Guang Hui Highway Project Company Limited (1)
  3.1   Amended and Restated Articles of Incorporation (2)
  3.2   Bylaws, as amended to date (2)
  4.1   Certificate of Designation for Series A Convertible Preferred Shares (2)
  4.2   Certificate of Designation for Series B Convertible Preferred Shares (2)
 10.1   Cooperation Contract dated August 5, 1996 (1)
 10.2   Supplementary Contract amending Cooperation Contract (1)
 10.3   Memorandum amending Cooperation Contract (1)
 10.4   Contract of Assurance (1)
 10.5   Jinlong Highway Project Construction Turn-key Contract (1)
 10.6   Regular Expenses Turn-key Contract (1)
 16.1 Letter from Mantyla, McReynolds & Associates re change in certifying accountant (1)
 21.1*  Subsidiaries of Registrant
 27.1*  Financial Data Schedule

-------------------

 *   Filed herewith
(1) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K dated December 1, 1996.
(2) Incorporated by reference to the respective exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated December 1, 1996 reporting under items 1, 2, 4, 5 and 7 the acquisition of Guang Hui, the resulting change in control of the Company, a change of auditors, a change of officers and directors and providing certain financial statements and exhibits.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INFRASTRUCTURE INTERNATIONAL, INC.



                                  By: /s/ Yiu Yat Hung
                                     -------------------------------------
                                     Yiu Yat Hung
                                     Chairman and Chief Executive Officer

Dated: December 2, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                 Title                                      Date
-----------               -------                                    ------

/s/ Yiu Yat Hung    Chairman & Chief Executive Officer          December 2, 1999
-----------------
Yiu Yat Hung


/s/ Yiu Yat On      Chief Financial Officer                     December 2, 1999
-----------------
Yiu Yat On


/s/ Ma Ding Jie     Director                                    December 2, 1999
------------------
Ma Ding Jie

/s/ Jin Hiu Juan    Director                                    December 2, 1999
------------------
Jin Hiu Juan

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                           ----
Report of Independent Public Accountants...............................    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995...........    F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994.....................................    F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994.....................................    F-5

Statements of Changes in Shareholders' Equity for the Years Ended
  December 31, 1996, 1995 and 1994.....................................    F-6

Notes to Financial Statements..........................................    F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the  Shareholders  and Board of  Directors of  Infrastructure  International,
Inc.: We have audited the accompanying consolidated balance sheets of Infrastructure International, Inc. (a company incorporated in the State of Nevada; "the Company') and Subsidiaries ("the Group') as of December 31, 1995 and 1996, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure International, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles in the United States of America.

ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong


Hong Kong,
April 11, 1997

 INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIESCONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996


                                                       1995             1996
                                                      ------           ------
                                                        Rmb              Rmb         US$

ASSETS
Current assets:
Cash                                                      -            4,002         481
Due from shareholders                                 9,762          108,160      13,000
                                                     -------     -----------  ----------
Total current assets                                      -          112,162      13,481
Property, net                                             -      201,475,776  24,215,838
                                                     -------     -----------  ----------
Total assets                                          9,762      201,587,938  24,229,319
                                                     =======     ===========  ==========
LIABILITI AND SHAREHOLDERS' EQUITY
Current liabilities:Accrued expenses                      -          266,240      32,000
Due to a related company                                  -          622,808      74,855
Due to a joint venture partner                            -       18,238,655   2,192,146
Loan from a joint venture partner                         -      136,838,179  16,446,897
                                                     -------     -----------  ----------
Total current liabilities                                 -      155,965,882  18,745,898
                                                     -------     -----------  ----------
Minority interest                                         -       19,842,556   2,384,922
                                                     -------     -----------  ----------
Shareholders' equity:
Preferred stock, Series A convertible and
redeemable, par value US$0.001; issued and
outstanding - nil as of December 31, 1995 and
3,000 shares as of December 31, 1996                      -               25           3
Preferred stock, Series B supervoting, par value
US$0.001; issued and outstanding - 100,000
shares as of December 31, 1995 and 1996                 832              832         100
Common stock, par value US$0.001; issued and
outstanding - 9,680,000 shares as of
December 31, 1995 and 1996                           80,532           80,532       9,680
Additional paid-in capital                        4,892,202       29,233,017   3,513,584
Accumulated deficit                              (4,963,804)      (3,585,488)   (430,948)
Cumulative translation adjustments                        -           50,582       6,080
                                                     -------     -----------  ----------
Total shareholder equity                              9,762       25,779,500   3,098,499
                                                     -------     -----------  ----------
Total liabilities, minority interest and
shareholders' equity                                  9,762      201,587,938  24,229,319
                                                     =======     ===========  ==========


   The accompanying notes are an integral part of these financial statements.

--------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, which has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997 of US$1.00=Rmb8.32. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                            1994          1995               1996
                                           ------        ------      ----------------------
                                            Rmb            Rmb        Rmb              US$

Revenue from operation of a toll
expressway                                    -             -      4,305,636         517,504
Operating-differential subsidies              -             -      1,571,890         188,929
                                         -------       -------   -----------      ----------
Total revenue                                 -             -      5,877,526         706,433
                                         -------       -------   -----------      ----------
General and administrative expenses
- Depreciation                                -             -    (3,611,920)       (434,125)
-     Other operating expenses                -             -      (881,879)       (105,995)
                                         -------       -------   -----------      ----------
Total expenses                                -             -    (4,493,799)       (540,120)
                                         -------       -------   -----------      ----------
Income before income taxes
                                              -             -      1,383,727         166,313
Provision for income taxes                    -             -              -               -
                                         -------       -------   -----------      ----------
Income before minority
Interest                                      -             -      1,383,727         166,313
Minority interest                             -             -        (5,411)           (650)
                                         -------       -------   -----------      ----------
Net income                                    -             -      1,378,316         165,663
                                         =======       =======   ===========      ==========
Earnings per common share
Net income per common share             Rmb   -       Rmb   -    Rmb   0.139         $ 0.017
                                         =======       =======   ===========      ==========
Weighted average number of
shares outstanding                    9,680,000     9,680,000      9,934,098       9,934,098
                                      ==========    ==========   ===========      ==========



   The accompanying notes are an integral part of these financial statements.

-------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, which has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997 of US$1.00=Rmb8.32. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1994 1995 AND 1996


                                   1994           1995                   1996
                                  ------         ------         -----------------------
                                    Rmb            Rmb           Rmb               US$

Cash flows from operating
activities:
Net income                           -              -         1,378,316          165,663
Adjustments to reconcile net
income to net cash provided
by operating activities
Depreciation of property             -              -         3,611,920          434,125
Minority interest                    -              -             5,411              650
Increase in operating assets
Due from shareholders                -              -           (98,398)         (11,827)
Increase in operating liabilities
Accrued expenses                     -              -           266,240           32,000
Due to a relate company              -              -           622,808           74,857
Due to a joint venture partner       -              -        18,238,655        2,192,146
                                 -------       -------      -----------       ----------
Net cash provided by
operating activities                 -              -        24,024,952        2,887,614
                                 -------       -------      -----------       ----------
Cash flows from investing
activities:
Additions to property                -              -      (185,250,551)     (22,265,691)
Effect of translation adjustments    -              -            50,582            6,080
                                  -------      -------      -----------       ----------
Net cash used in investing
Activities                           -              -      (185,199,969)     (22,259,611)
                                  -------      -------      -----------       ----------
Cash flows from financing
activities:
Loan, subsequently capitalized by
issuance of preferred stock          -              -        27,431,640        3,297,072
Costs for issuance of stock          -              -        (3,090,800)        (371,491)
Loan from a joint venture partner    -              -       136,838,179       16,446,897
                                  -------      -------      -----------       ----------
Net cash provided by
financing activities                 -              -       161,179,019       19,372,478
                                  -------      -------      -----------       ----------
Net increase in cash                 -              -             4,002              481
Cash, as of beginning of year        -              -                 -                -
                                  -------      -------      -----------       ----------
Cash, as of end of year              -              -             4,002              481
                                  =======      =======      ===========       ==========

   The accompanying notes are an integral part of these financial statements.

-------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, which has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997 of US$1.00=Rmb8.32. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate or at any other rate.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EOUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                     Series A convertible                                                     Additional                 Cumulative
                        and redeemable         Series B supervoting                            paid in     Accumulated  translation
                        preferred stock          preferred stock           Common Stock        capital      deficit     adjustments
                  ------------------------    ----------------------  ---------------------- -----------  ------------ -------------
                   Number of                   Number of                Number of                 Rmb          Rmb          Rmb
                   shares          Amount      shares        Amount      shares       Amount
                  -----------    ---------    -----------   --------  ------------   -------
                                     Rmb                      Rmb                      Rmb

Balance as of
December 31, 1993,
1994 and 1995             -             -         100,000       832      9,680,000     80,532   4,892,202    (4,963,804)       -

Issuance of Series A
preferred stock       3,000            25               -         -              -          -  27,431,615             -        -

Issuance costs            -             -               -         -              -          -  (3,090,800)            -        -

Net income                -             -               -         -              -          -           -     3,378,316        -

Translation
adjustments               -             -               -         -              -          -           -             -   50,582
                     -------       --------       --------  --------    ----------     -------  ---------     ---------  --------
Balance as of
December 31, 1996     3,000            25         100,000       832      9,680,000     80,532  29,233,017    (3,585,488)  50,582
                    ========       ========       ========  ========    ==========     ======= ==========     ========== ========




   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
     -------------------------------------

Infrastructure International, Inc. ("the Company") was incorporated in the State of Nevada, United States of America in 1955 under the name of Dolomite King Inc. It changed its name to React Systems Inc. on October 22, 1973, and changed its name from React Systems Inc. to Infrastructure International, Inc., the present one, with effect from October 4, 1996.

Acquisition of a subsidiary
---------------------------

On December l, 1996, the Company entered into an agreement with Yat-on Yiu to acquire from him 100% interest in Guanghui Highway Project Company Limited ("GHHP"; a company incorporated in the British Virgin Islands) by issuing to him 8,430,000 shares of common stock, par value US$0,001 each (after the reverse stock split and redenomination of par value - see Note 7.a), and 100,000 shares of Series B supervoting preferred stock.

On January 2, 1997, Yat-on Yiu transferred (i) 5,000,000 shares of common stock of the Company to New Eagle Infrastructure Limited ("NEI"; a company incorporated in the British Virgin Islands), (ii) 1,100,000 shares of common stock of the Company and 100,000 shares of Series B supervoting preferred stock of the Company to New Silver Eagle Holdings Limited (a company incorporated in the British Virgin Islands), and (iii) 2,330,000 shares of common stock of the Company to unrelated parties. NEI is wholly owned by New Silver Eagle Holdings Limited, which is beneficially owned by Yat-on Yiu, Yat-hung Yiu and his family members.

GHHP and its joint venture
--------------------------

On August 5, 1996, GHHP entered into an agreement with Huizhou Highway Property Development Company ("HHPD"; a state-owned company established in the People Republic of China directly under Huizhou City Roadways Bureau) to build and operate the "Jin Long Highway", a 72 kilometers four-lane highway in Huizhou, Guangdong Province, the People' s Republic of China ("the PRC"). The first phase of the investment is to establish a sino-foreign contractual co-operative joint venture in the PRC - Guanghui Highway Development Company Limited ("GHDC") to build and operate 35 kilometers of the "Jin Long Highway" for a period of 30 years from August 1996 to August 2026.

     -------------------------------------

GHHP and its joint venture (Cont'd)
--------------------------

Pursuant to the joint venture agreement, GHHP is required to contribute into GHDC US$9,536,000 (equivalent to approximately Rmb79,349,000, determined at an exchange rate of US$1.00 for Rmb8.32), representing 80% of the total registered capital of GHDC, in cash; and HHPD is required to contribute into GHDC US$2,384,000 (equivalent to approximately Rmb19,837,000, determined at an exchange rate of US$1.00 for Rmb8.32), representing 20% of the total registered capital of GHDC, in the form of a partially completed section of the "Jin Long Highway". As of December 31, 1996, GHHP has contributed into GHDC US$3,000,000 (equivalent to approximately Rmb24,963,000, determined at an exchange rate of US$1.00 for Rmb8.32), representing approximately 31% of its obligation; while HHPD has contributed into GHDC US$2,384,000 (equivalent to approximately Rmb19,837,000, determined at an exchange rate of US$1.00 for Rmb8.32), representing 100% of its obligation. All of these contributions had been verified by a certified public accountant in the PRC according to PRC regulations.

Subsequent to December 31, 1996, on February 20, 1997, GHHP has further contributed into GHDC US$7,000,000 (equivalent to approximately Rmb58,247,000, determined at an exchange rate of US$1.00 for Rmb8.32), representing the balance of its obligation, and a loan of approximately Rmb3,861,000.

GHHP' s entitlement to the profit or loss of GHDC is summarized below:

a. During each of the first seven years of the joint venture period, GHHP will be entitled to the higher of 80% of the net income of GHDC, or (ii) an amount determined at 22% of the capital contributed into GHDC by GHHP. If the entire net income of GHDC is insufficient to cover GHHP' s entitlement, HHPD has agreed to pay GHHP the shortfall as operating-differential subsidies. The obligations of HHPD in relation to such an agreement are guaranteed by the Huizhou City Roadways Bureau.

b. During each of the eighth to the seventeenth year of the joint venture period, 30% of the net income of GHDC will be distributed to HHPD until HHPD has received a total return equal to its capital contribution plus an imputed interest of 13.5% per annum. GHHP will be entitled to receive 80% of the remaining 70% of the net income of GHDC; while HHPD will be entitled to receive 20% of the remaining 70% of the net income of GHDC. In case GHDC incurs a loss, GHHP will share 80% of the loss.

c. During each of the seventeenth to the thirtieth year of the joint venture period, GHHP will be entitled to 80% of the net income or loss of GHDC; while HHPD will be entitled to 20% of the net income or loss of GHDC.

The other key provisions of the joint venture agreement include the followings:

* the Board of Directors of GHDC consists of nine members, with six designated by GHHP and three designated by HHPD.

* upon early termination or liquidation of GHDC, the net current assets of GHDC will be distributed to GHHP (80%) and HHPD (20%).

     -------------------------------------

GHHP and its joint venture (Cont'd)
--------------------------

The first phase of in Long Highway" to be built and operated by GHDC comprises the following:
                                                           Cost of acquisition/
      Length       Date of completion of construction          construction
     --------     -------------------------------------    ---------------------
     35 km          18 kilometers completed on March 1,       Rmb247,936,000
                    1996 and the remaining 17 kilometers
                    are expected to be completed around
                    December 1997

Upon establishment of GHDC on August 5, 1996, HHPD transferred the partially completed section of the "Jin Long Highway" into GHDC, which was valued at approximately Rmb185,948,000 as of February 29, 1996 by Huizhou Assets Appraisal Office, an authorized state-owned assets appraiser in Huizhou, Guangdong Province, the PRC. Approximately Rmb19,837,000 of this value was regarded as HHPD' s capital contribution into GHDC. Up to December 31, 1996, GHDC repaid approximately Rmb29,273,000 of the loan from HHPD. HHPD has agreed not to demand repayment of the remaining balance of the loan of approximately Rmb136,838,000 until completion of the construction of the first phase (35 kilometers) of the "Jin Long Highway", which is expected to be completed around December 1997, unless GHDC has financial ability to make repayment earlier.

Under a subcontracting agreement dated October 30, 1996, HHPD has agreed to construct the remaining portion of the first phase (35 kilometers) of the "Jin Long Highway" for a fixed amount of Rmb61,988,000. Total construction costs incurred from the establishment of GHDC to December 31, 1996 amounted to approximately Rmb19,140,000. In addition, GHDC entered into a management agreement dated October 30, 1996 with HHPD, under which HHPD is responsible to operate the "Jin Long Highway" and pay all operating costs in return for a fee determined at 15% of the gross toll fees collected for 17 years from August 1996 to August 2013. Such management fee payable by GHDC to HHPD during the period ended December 31, 1996 amounted to approximately Rmb670,000.

Upon completion of the first phase (35 kilometers) of the "Jin Long Highway", GHDC and HHPD will proceed to invest to develop and operate an extension of 37 kilometers of the "Jin Long Highway", with total investment cost estimated to be approximately Rmb312,064,000.

2.   SUBSIDIARIES
     ------------

Details of the Company' s subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 1996 were as follows:
                                        Percentage of
                       Place of        equity interest        Principal
     Name            incorporation      held directly         activities
    ------          ---------------    ----------------      -------------

Guanghui Highway     The British            100%            Investment holding
Project Company      Virgin Islands
Limited ("GHHP")

Guanghui Highway     The People              80%            Build and operate a
Development Company  Republic of                            toll road in the PRC
Limited ("GHDC")     China (the "PRC")


3.   BASIS OF PRESENTATION
     ---------------------

The acquisition of GHHP by the Company on December 1, 1996 was treated as a recapitalization of GHHP with GHHP as the acquirer (reverse acquisition). On this basis, the historical consolidated financial statements of the Company prior to December 1, 1996 are those of GHHP and the historical shareholders' equity amounts of GHHP as of December 31, 1995 have been retroactively restated to reflect the one-for-thirty reverse stock split and the redenomination of par value as described in Note 7.a and the Company's common stock and Series B supervoting preferred stock issued for this acquisition.

The acquisition of GHDC by GHHP on August 5, 1996 has been accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value, and the operations of GHDC are included in the consolidated financial statements of the Company from the date of acquisition.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

a.   Basis of consolidation
     ----------------------

The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

     ------------------------------------------

b.   Contractual joint venture
     -------------------------

     A contractual joint venture is an entity established between the Group and one or more other parties, with the rights and obligations of the joint venture partners governed by a contract. In case the Group is able to govern and control the financial and operating policies of the economic activity of the contractual joint venture, such joint venture is considered as a de facto subsidiary, and is accounted for as a subsidiary.

c.   Property
     --------

     Property represents the construction costs of roads, structures and facilities, including toll stations and maintenance facilities, where construction is completed and is under operation, and is stated at cost less accumulated depreciation. Major renewals and betterment which will result in future economic benefits are capitalized, while maintenance and repair costs are expensed when incurred. Depreciation of property for financial reporting purpose is provided using the straight-line method over 30 years, the term of the joint venture period.

d.   Construction-in-progress
     ------------------------

     Construction-in-progress represents road, structures and facilities under construction, and is stated at cost which includes construction and acquisition costs. No depreciation is provided until the construction work is completed and the related costs are transferred to property.

e.   Revenue
     -------

     Revenue from operation of a toll highway comprises toll fees received from the operation of the highway less business tax levied at 5% of the toll fees received, and is recognized when the services are rendered. Operating-differential subsidies represents the recovery from HHPD when GHHP' s net income from its investment in GHDC is below the guaranteed minimum as described in Note 1.

f.   Income taxes
     ------------

     Income tax is provided under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax retums. Deferred income tax is provided using the liability method. Under the liability method, deferred income tax is recognized for all significant temporary differences between the tax and the financial statements bases of assets and liabilities. Income tax is not accrued for unremitted earnings of international operations that have been, or are intended to be reinvested.

     ------------------------------------------

g.   Foreign currency translation
     ----------------------------

     The Company considers Renminbi ("Rmb") as its functional currency as primary activities of the Group are based in Renminbi.

     The translation of the financial statements of group companies into Renminbi is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. Gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. There was no gain or loss arisen from foreign currency transactions for the years ended December 31, 1994, 1995 and 1996.

h.   Earnings per common share
     -------------------------

     The computation of primary earnings per common share is based on the weighted average number of shares of common stock outstanding and common stock equivalents arising from conversion of preferred stock based on average market price of common stock during the year. Earnings per common share assuming full dilution is determined by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents arising from conversion of preferred stock based on the market price of common stock as of the balance sheet date. The primary and fully diluted earnings per share are the same for 1996, 1995 and 1994.

i.   Use of estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


5.   PROPERTY
     --------

Property comprised:

                                   1 9 9 5                     1 9 9 6
                                  ---------         ----------------------------
                                    Rmb                  Rmb              US$
Road, structures and facilities       -             132,196,276      15,888,975
Less:  Accumulated
depreciation                          -              (3,611,920)       (434,125)
                                   ------           -----------     ------------
                                      -             128,584,356      15,454,850
Construction-in-progress              -              72,891,420       8,760,988
                                   ------           -----------     ------------
                                      -             201,475,776      24,215,838
                                   ======           ===========     ============

     --------

GHDC  holds  land use  rights  to the  land  occupied  by the  first  phase  (35 kilometers) of the "Jin Long Highway" for 30 years from August 1996 to August 2026. As of the date of this report, GHDC is in the process of applying for the issuance of the formal land use right certificate. Pursuant to the joint venture agreement governing the establishment of GHDC, the right to use the land and the ownership of the highway will revert to HHPD without compensation upon expiration of the joint venture in August 2026.

6.   LOAN FROM A JOINT VENTURE PARTNER
     ---------------------------------

The amount represented a loan from HHPD (see Note 1). The loan is unsecured and non-interest bearing. HHPD has agreed not to demand GHDC for repayment until completion of construction of the first phase (35 kilometers) of the "Jin Long Highway", which is expected to be completed around December 1997, unless GHDC has financial ability to make repayment earlier.

7.   CAPITAL STOCKS
     --------------

a.   Common stock
     ------------

     On August 9, 1996, the Company effected a one-for-thirty reverse stock split and changed the denomination of its common stock, with all fractional shares to be rounded to the nearest whole share and any shareholder holding 100 or more presplit shares will retain a minimum of 100 post-split shares. As a result, the then outstanding 2,984,118 shares of common stock with a par value of US$0.05 each have become 159,060 shares of common stock with a par value of US$0.001 each.

     In 1996, the Company capitalized a note payable of approximately Rrnb782,000 (equivalent to approximately US$94,000) by issuance of 1,667 shares of common stock, par value US$0.001 each (after the reverse stock split and redenomination of par value), and capitalized certain payables on constancy fee of US$3,175 by issuance of 63,500 shares of common stock, par value US$0.001 each (after the reverse stock split and redenomination of par value). In 1996, the Company issued 1,025,773 shares of common stock, par value US$0.001 each (after the reverse stock split and redenomination of par value) to certain of its directors and shareholders. Also, the Company issued 8,430,000 shares of common stock, par value US$0.001 each (after the reverse stock spilt and redenomination of par value) in connection with its acquisition of GHHP (see Note 1).

     The Company authorized common stock is 25,000,000 shares, par value US$0.001 each (after the reverse stock split and redenomination of par value).

     -------------

b.   Preferred stock
     ---------------

     Effective from October 4, 1996, the Company authorized the creation of 25,000,000 shares of preferred stock with par value of US$0.001 each. In this connection, the Board of Directors of the Company are authorized to assign such shares to different series and to fix the related designation, powers, preferences and rights of the shares.

     i.   Series A convertible and redeemable preferred stock
          ---------------------------------------------------

          In 1996, the Company issued 3,000 shares of Series A convertible and redeemable preferred stock, par value US$0.001 each, for US$3,313,000 (equivalent to Rmb27,432,000), by capitalizing loans of the same amount. The Series A convertible and redeemable preferred stock carries preferential rights to dividends and distributions upon liquidation. Each share of the Series A convertible and redeemable preferred stock is convertible into common stock with the number of shares of common stock determined by 1,000 divided by a conversion factor. The conversion factor equals to the lesser of the average closing price of the Company' s common stock for the five days immediately preceding the date of notice of conversion or US$1.00. The outstanding Series A convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days of notice at a price equal to US$1,000 per share plus any accrued dividends. No Series A convertible and redeemable preferred stock has been converted or redeemed.

     ii.  Series B supervoting preferred stock
          ------------------------------------

          In 1996, the Company issued 100,000 shares of Series B supervoting preferred stock, par value US$0.001 each, in connection with its acquisition of GHHP (see Note 1). The Series B supervoting preferred stock carries preferential rights to dividends and distributions upon liquidation. These 100,000 shares of Series B supervoting preferred stock carry superior voting right, which account for 30% of the total voting right of the Company on all corporate matters.

8.   INCOME TAXES
     ------------

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The British Virgin Islands entity (GHHP) is incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from the payment of the British Virgin Islands income taxes. The joint venture enterprise established in the PRC (GHDC) is subject to PRC income taxes at a rate of 33% (30% state unified income tax and 3% local income tax). However, upon applications and approval by the relevant tax authorities, GHDC is exempted from state unified income tax and local income tax for two years starting from the first year of profitable operations and then is entitled to a 50% reduction in state unified income tax for the next three years. As of the date of this report, GHDC is in the process of applying the issuance of formal tax exemption certificate.

The first profitable year for GHDC was the year ended December 31, 1996. If the tax holiday for GHDC did not exist, the Group' s income tax expenses (net of minority interest) would have been increased by approximately Rmb7,143 for the year ended December 31, 1996. Primary earnings per common share for the year ended December 31, 1996 would have been approximately Rmb0.138.

The Company has not provided for income taxes on the undistributed earnings of its international subsidiaries because the earnings are reinvested and, in the opinion of management, will continue to be reinvested in the foreseeable future.

The reconciliation of the United States federal income tax rate to the effective income tax rate based on the income before provision for income taxes stated in the consolidated statements of operations are as follows:

                                       1994          1995               1996
                                      ------        ------             ------

U.S. federal income tax rate             -             -                35%
Effect of different tax rates in
foreign jurisdictions                    -             -                (2%)
Effect of tax exemption for
GHDC                                     -             -               (33%)
                                     ------        ------            -------
                                         -             -                 0%
                                     ======        ======            =======

9.   DISTRIBUTION OF INCOME
     ----------------------

The income of GHDC available for distribution to its shareholders is based on the income reported in its statutory accounts prepared under generally accepted accounting principles in the PRC. This differs from the amount reported under generally accepted accounting principles in the United States of America. As of December 31, 1996, such difference was insignificant.

10.  CAPITAL COMMITMENT
     ------------------

As of December 31, 1996, the Group had outstanding capital comn-Litments of approximately Rmb42,848,000 for the construction of the "Jin Long Highway".

11.  RELATED PARTY TRANSACTIONS
     --------------------------

a.   Name and relationship of related parties:

                                                        Existing relationships
      Name of related parties                             with the Company
     -------------------------                         ------------------------
     New Silver Eagle Holdings Limited-Hong Kong       Common directors with
      ("NSE")                                          the Company

     Huizhou Highway Property Development              PRC joint venture partner
       Company ("HHPD")

b.   Summary of related party transactions:

                                                1995                1996
                                                 Rmb          Rmb           US$
                                               ------       --------------------
Due from shareholders                           9,762        108,160      11,827

Due to a related company
- NSE (i)                                           -        622,808      74,857

Due to a joint venture partner
HHPD (ii)                                           -     18,238,655   2,192,146

                            1994                1995                1996
                           ------              ------       --------------------
                             Rmb                Rmb           Rmb           US$
Management fee
paid to HHPD
(see Note 1)                  -                    -      670,545        80,594

Operating-
differential
subsidies
received from
HHPD (see Note 1)             -                    -    1,571,890       188,929

Construction cost
paid to HHPD
(see Note 1)                  -                    -   19,140,000     2,300,481

     --------------------------

     Note -

     (i) This represents payment of certain stock issuance costs and operating expenses by NSE on behalf of the Company. The amount is unsecured, non-interest bearing and without pre-determined repayment terms.

     (ii) This represents payables on construction costs and management fee after netting off receivable of operating-differential subsidies, which is unsecured, non-interest bearing and without pre-determined repayment terms.

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     ------------------------------------------------

Non-cash investing activities:
-----------------------------

a. Certain property purchased by the Group of approximately Rmb9,837,000 was resulted from capital contribution by HHPD into GHDC in the form of the property.

b. In 1996, the Company issued 8,430,000 shares of its common stock and 100,000 shares of its Series B supervoting preferred stock to acquire 100% interest in GHHP (see Note 1).

C. In 1996, the Company issued 1,667 shares of common stock in connection with a capitalization of a note payable of approximately Rmb782,000 (equivalent to approximately US$94,000) (see Note 7.b.).

d.   In  1996,  the  Company   capitalized   loans  amounting  to  Rmb27,432,000
     (equivalent to US$3,313,000) by issuance of 3,000 shares of Series A convertible and redeemable preferred stock (see Note 7.b.).

13.  OPERATING RISKS
     ---------------

a.   Strategic relationships
     -----------------------

     The Group present operations and construction of the in Long Highway" in the PRC are conducted through various agreements with HHPD and Huizhou City Roadways Bureau as described in Note 1. Any changes in any of these strategic relationships would have a material adverse affect on the revenue and profitability of the Group.

     ---------------

b.   Country risk
     ------------

     GHDC operates in the PRC and accordingly is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. GHDC' s results may be adversely affected by, among other things, changes in the political and social conditions in the PRC and changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. While the PRC government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in the PRC leadership could lead to changes in economic policy.

     A substantial portion of GHDC's revenue is denominated in Renminbi. A portion of the future profit of GHDC, if any, will need to be converted into other currencies to meet foreign currency obligations such as payment of dividends declared. Both the conversion of Renminbi into other foreign currencies and the remittance of foreign currencies abroad are subject to PRC government approvals. No assurance can be given that GHDC will be able to acquire sufficient amounts of foreign currencies in the PRC foreign exchange markets in the future to meet its needs.