Form 10QSB
period 1997-03-31
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-03
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                          Commission File Number 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        87-0287034
 ------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
            --------------------------------------------------------
                    (Address of principal executive offices)

                               011-77-55-369-0588
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes     No   X
                                   ----    -----

           Class                     Shares Outstanding               Date
   Common, $.001 par value                2,430,000             December 1, 1999

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                      INDEX

                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - March 31, 1997 and
                  December 31, 1996........................................  3

                  Condensed Statements of Operations - For the three
                  months and nine months ended March 31, 1997 and 1996.....  4

                  Condensed Statements of Cash Flows - For the nine
                  months ended March 31, 1997 and 1996.....................  5

                  Notes to Condensed Financial Statements..................  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results  of Operations.....................  8

PART II - OTHER INFORMATION................................................  8

         Item 6.  Exhibits and Reports on Form 8-K.........................  8

SIGNATURES.................................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet



                                                                March 31, 1997         December 31, 1996
                                                               ----------------       -------------------

Assets
Current assets:
     Cash                                                        $        0             $          481
     Due from shareholders                                                0                     13,000
                                                                   --------               ------------
          Total current assets                                   $        0             $       13,481
Property, net                                                             0                 24,215,838
                                                                   --------               ------------
Total assets                                                     $        0             $   24,229,319
                                                                   ========               ============
Liabilities and Shareholders's Equity
Current Liabilities
     Accrued expenses                                            $  110,500             $       32,000
     Due to related company                                               0                     74,855
     Due to a joint venture partner                                       0                  2,192,146
     Loan from a joint venture partner                                    0                 16,446,897
                                                                   --------               ------------
Total liabilities                                                $  110,500             $   18,745,898
                                                                   --------               ------------
Minority interest                                                         0                  2,384,922
                                                                   --------               ------------
Stockholders' Equity
     Preferred stock, Series A convertible and redeemable, par
     value $.001 issued and outstanding: 2,000 as of 9/30/97
     and 3,000 as of 12/31/96
                                                                          2                          3
     Preferred stock, Series B supervoting, par value $.001
     issued and outstanding: 100,000 as of 9/30/97 and as of
     12/31/96                                                           100                        100

     Common stock, par value $.001 issued and outstanding:
     2,430,000 as of 9/30/97 and 9,680,000 as of 12/31/96
                                                                      2,430                      9,680
Additional paid in capital                                        3,512,884                  3,513,584
Accumulated deficit                                              (3,625,916)                  (430,948)
Cumulative translation adjustments                                        0                      6,080
                                                                   --------               ------------
Total stockholders' equity                                      $  (110,500)             $   3,098,499
Total liabilities and stockholders' equity                      $         0              $  24,229,319
                                                                   ========               ============



                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations



                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                              1997                     1996
                                                            --------                 --------

Revenues                                                   $        0              $       0
General and administrative expenses                        $  (51,401)             $  (1,290)
                                                             --------               --------
Loss from continuing operations before income taxes
                                                           $  (51,401)             $  (1,290)
Provision for income taxes                                 $        0              $       0
                                                             --------               --------
Loss from continuing operations                            $  (51,401)             $  (1,290)
Discontinued operations
Income (loss) from discontinued operations of toll road
                                                           $        0              $       0
Loss on disposal of discounted operations                  $(3,152,072)            $       0
                                                             ---------              --------
Income (loss) before minority interests                    $(3,203,473)            $  (1,290)
Minority interests                                         $         0             $       0
                                                             ---------               --------
Net income / (Loss)                                        $(3,203,473)            $  (1,290)
                                                             =========               ========
Basic earnings (loss) per common share
Loss from continuing operations                                  (.021)                (.002)
Income (loss) from discontinued operations                      (1.297)                   (0)
                                                             ---------               --------
                                                                (1.318)                (.002)
                                                             =========               ========
Diluted earnings (loss) per common share
Loss from continuing operations                                  (.012)                 .002
Income (loss) from discontinued operations                       (.751)                    0
                                                             =========               ========
                                                            $    (.763)             $  (.002)
                                                             =========               ========
Average shares outstanding                                   2,430,000               524,227
                                                             =========               ========


                     See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Cash Flows


                                                                        For the Three Months Ended March 31,
                                                                        -----------------------------------
                                                                             1997                  1996
                                                                            ------                ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $(3,203,473)            (1,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss on disposal of discontinued operations                              $ 3,152,072           $      0
Increase (decrease) in operating assets -
Due from shareholders                                                    $    13,000           $      0
Increase (decrease) in operating liabilities -
Accrued expenses                                                              78,500                  0
Due to related parties                                                       (34,019)                 0
                                                                           ---------           --------
Net cash provided by (used for) operating activities                     $     6,080           $ (1,290)
                                                                           ---------           --------
CASH FLOW FROM INVESTING ACTIVITIES:
Cash outflow from disposal of subsidiary                                 $      (481)          $      0
                                                                           ---------           --------
Net cash provided by (used in) investing activities                      $      (481)          $      0
                                                                           ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders                                                  $         0           $  1,290
                                                                           ---------           --------
Net cash provided by financing activities                                $         0           $  1,290
                                                                           ---------           --------
Net increase (decrease) in cash:                                               5,599                  0
Effect of translation adjustments                                             (6,080)                 0
Beginning cash balance                                                           481                  0
                                                                           ---------           --------
Ending cash balance                                                      $         0           $      0
                                                                           =========           ========

                     See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                        Notes to the Financial Statements
                                 March 31, 1997


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   Foreign Currency Conversion

     The Company's financial information is presented in U.S. dollars. Renminbi have been converted into U.S. dollars at the exchange rate of 8.32 to 1.

3.   Significant Events

     Transfer of Ownership
     ---------------------
     In December 1996, the Company acquired 100% interest in Guanghui Highway Project Company Limited ("GHHP"), a BVI company, from Yiu Yat Hung and Yiu Yat On, GHHP's principal shareholders by issuing 8,430,000 shares of the Company's common stock, par value $.001, and 100,000 shares of Series B supervoting preferred stock.

     On January 2, 1997, Yiu Yat On transferred (i) 5,000,000 shares of common stock of the Company to New Eagle Infrastructure Limited ("NEI" a company incorporated in the British Virgin Islands), (ii) 1,100,000 shares of common stock of the Company and 100,000 shares of Series B supervoting preferred stock of the Company to New Silver Eagle Holdings Limited ("NSEHL" a company incorporated in the British Virgin Islands), and (iii) 2,330,000 shares of common stock of the Company to unrelated parties. NEI is wholly owned by NSEHL, which is beneficially owned by Yiu Yat On, Yiu Yat Hung and their family members.

     On May 1, 1997, 700 shares of Series A convertible and redeemable preferred stock, par value US$0.001 each were converted into 700,000 shares of common stock, par value US$0.001 each. In addition, 300 shares of Series A convertible and redeemable preferred stock were tendered for cancellation in December 1997.

Disposal of a subsidiary - GHHP
-------------------------------
     In June 1997, the Company entered into an agreement to dispose of 100% interest in GHHP to Yiu Yat On and New Silver Eagle Holdings Limited. This Agreement was retroactive to December 1, 1996. As consideration, Yiu Yat On and New Silver Eagle Holdings Limited have agreed to surrender to the Company their interest in 8,430,000 shares of common stock of the Company and 100,000 shares of Series B supervoting preferred stock of the Company. This was considered done as of January 1, 1997. As of December 31, 1997, Yiu Yat On and New Silver Eagle Holdings Limited had only surrendered 7,950,000 shares of common stock, which have been canceled. In connection with the disposal of GHHP, GHHP agreed to return the sum of US$3,000,000 contributed by the Company to GHHP in 1996. However, it is uncertain whether GHHP has the necessary resources to repay its obligation to the Company and, consequently, the Company has recorded a full provision of US$3,000,000 against this receivable as of December 31, 1997. The operating results of GHHP have been accounted for as discontinued operations for the years ended December 31, 1996 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In June 1997, the Company entered into an agreement to dispose of 100% interest in Guanghui Highway Project Company Limited, ("GHHP") to Yiu Yat On and New Silver Eagle Holdings Limited. As consideration, Yiu Yat On and New Silver Eagle Holdings Limited agreed to surrender to the Company their interest in 8,430,000 shares of common stock of the Company and 100,000 shares of Series B supervoting preferred stock of the Company. This Agreement was retroactive to December 1, 1996. In connection with the disposal of GHHP, GHHP agreed to return the sum of US$3,000,000 contributed by the Company to GHHP in 1996. However, it is uncertain whether GHHP has the necessary resources to repay its obligation to the Company and, consequently, the Company has recorded a full provision of US$3,000,000 against this receivable as of December 31, 1997. The operating results of GHHP have been accounted for as discontinued operations for the years ended December 31, 1996 and 1997. GHHP had no revenue for the year ended December 31, 1997.

     As a result of accounting for the operating results of GHHP as discontinued operations for the years ended December 31, 1996 and 1997, comparison of revenues and expenses, and assets and liabilities is irrelevant.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

Year 2000 Compliance

     Because the Company has no operations, the year 2000 compliance is not an issue for the Company.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          10.1 Termination Agreement

          27.1 Financial Data Schedule

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INFRASTRUCTURE INTERNATIONAL, INC.



Date: December 3, 1999                  By: /s/ Yiu Yat On
                                           ---------------------------------
                                          Yiu Yat On, Chairman
                                          and Principal Executive Officer


Date: December 3, 1999                  By: /s/ Ma Ding Jie
                                           ---------------------------------
                                           Ma Ding Jie, Chief Financial Officer