Form 10QSB
period 1997-06-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-03
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                          Commission File Number 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            87-0287034
 -------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
           ----------------------------------------------------------
                    (Address of principal executive offices)

                               011-07-55-369-9588
                           ----------------------------
                           (Issuer's telephone number)

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

                                 Yes   No  X
                                    ---  -----

        Class                      Shares Outstanding                 Date
 Common, $.001 par value               2,430,000                December 1, 1999

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                      INDEX

                                                                         Page
                                                                        Number
                                                                       --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - June 30, 1997 and
                  December 31, 1996.........................................  3

                  Condensed Statements of Operations - For the three
                  months and six months ended June 30, 1997 and 1996........  4

                  Condensed Statements of Cash Flows - For the six
                  months ended June 30, 1997 and 1996.......................  5

                  Notes to Condensed Financial Statements...................  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results  of Operations......................  8

PART II - OTHER INFORMATION.................................................  8

         Item 6.  Exhibits and Reports on Form 8-K..........................  8

SIGNATURES..................................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet


                                                         June 30, 1997       December 31, 1996
                                                         -------------       -----------------

Assets
Current assets:
     Cash                                                 $       0          $        481
     Due from shareholders                                        0                13,000
                                                            -------            ----------
          Total current assets                                    0                13,481
Property, net                                                     0            24,215,838
                                                            -------            ----------
Total assets                                              $       0          $ 24,229,319
                                                            =======            ==========
Liabilities and Shareholders's Equity
Current Liabilities
     Accrued expenses                                     $ 110,500          $     32,000
     Due to related company                                       0                74,855
     Due to a joint venture partner                               0             2,192,146
     Loan from a joint venture partner                            0            16,446,897
                                                            -------            ----------
Total liabilities                                         $ 110,500          $ 18,745,898
                                                            -------            ----------
Minority interest                                                 0             2,384,922
                                                            -------            ----------
Stockholders' Equity

     Preferred stock, Series A convertible and
     redeemable, par value $.001 issued and outstanding:
     2,000 as of 3/31/97 and 3,000 as of 12/31/96
                                                                  2                     3
     Preferred stock, Series B supervoting, par value
     $.001 issued and outstanding: 100,000 as of 3/31/97
     and as of 12/31/96                                         100                   100

     Common stock, par value $.001 issued and
     outstanding: 2,430,000 as of 3/31/97 and 9,680,000
     as of 12/31/96                                           2,430                 9,680

Additional paid in capital                                3,512,884             3,513,584
Accumulated deficit                                      (3,625,916)             (430,948)
Cumulative translation adjustments                                0                 6,080
                                                           --------             ---------
Total stockholders' equity                                 (110,500)            3,098,499
Total liabilities and stockholders' equity                $       0           $24,229,319
                                                           ========            ==========


                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations



                                                    For the Three Months Ended            For the Six Months Ended
                                                             June 30,                             June 30,
                                                   ---------------------------            -------------------------
                                                    1997                1996                1997             1996
                                                   ------              -------            --------          -------

Revenues                                           $    0            $     0           $         0           $     0
                                                   ------            -------           -----------           -------
Expenses
     Operating:
          Administrative                           $    0            $   216           $    51,401           $   216
          Filing fees                                   0                775                 2,065                 0
                                                   ------            -------           -----------           -------
          Total expenses                           $    0            $   991           $    51,401           $ 2,281
                                                   ------            -------           -----------           -------
     Loss from continuing operations               $    0            $     0           $   (51,401)          $(2,281)
Discontinued operations
     Income (loss) from discontinued operations
                                                   $    0            $     0           $         0                 0
Loss on Disposal of discontinued operations
                                                   $    0            $     0           $(3,152,072)          $     0
Net income (loss)                                  $    0            $  (991)          $(3,203,473)          $(2,281)
                                                   ------            -------           -----------           -------
Basic earnings (loss) per common share
     Loss from continuing operations                    0              (.001)                (.021)            (.004)
     Income (loss) from discontinued operations
                                                        0                  0                (1.297)                0
                                                   ------            -------           -----------           -------
                                                        0              (.001)               (1.318)            (.004)
                                                   ======            =======           ===========           =======
Diluted earnings (loss) per common share
     Loss from continuing operations                    0              (.001)                (.012)            (.004)
     Income (loss) from discontinuing operations
                                                        0                  0                 (.751)                0
                                                   ------            -------            ----------           -------
                                                  $     0             $(.001)           $    (.763)          $ (.004)
                                                   ======            =======            ==========           =======
Average shares outstanding                      2,430,000            524,227             2,430,000           524,227
                                                =========            =======            ==========           =======




                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Cash Flows


                                                                           For the Six Months Ended June 30,
                                                                          -----------------------------------
                                                                              1997                  1996
                                                                             ------                ------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $(3,203,473)            (2,281)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
          Loss on disposal of discontinued operations                      $ 3,152,072           $      0
Increase (decrease) in operating assets -
               Due from shareholders                                       $    13,000           $      0
     Increase (decrease) in operating liabilities -
          Accrued expenses                                                      78,500                  0
          Due to related parties                                               (34,019)                 0
                                                                            ----------            -------
Net cash provided by (used for) operating activities                       $     6,080           $ (2,281)
                                                                            ----------            -------
CASH FLOW FROM INVESTING ACTIVITIES:
     Cash outflow from disposal of subsidiary                              $      (481)          $      0
                                                                            ----------            -------
Net cash provided by (used in) investing activities                        $      (481)          $      0
                                                                            ----------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from shareholders                                               $         0           $  2,281
                                                                            ----------            -------
Net cash provided by financing activities                                  $         0           $  2,281
                                                                            ----------            -------
Net increase (decrease) in cash:                                                 5,599                  0
Effect of translation adjustments                                               (6,080)                 0
Beginning cash balance                                                             481                  0
                                                                            ----------            -------
Ending cash balance                                                        $         0           $      0
                                                                            ==========            =======

                     See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                        Notes to the Financial Statements
                                  June 30, 1997


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


                                      INFRASTRUCTURE INTERNATIONAL, INC.


Date: December 3, 1999                By: /s/ Yiu Yat On
                                          ------------------------------
                                          Yiu Yat On, Chairman
                                          and Chief Executive Officer


Date: December 3, 1999                By: /s/ Ma Ding Jie
                                           ------------------------------
                                           Ma Ding Jie, Chief Financial Officer