Form 10QSB
period 1997-09-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-03
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                               011-07-55-369-0588
                           ---------------------------
                           (Issuer's telephone number)

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

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet - September 30, 1997 and
                  December 31, 1996........................................   3

                  Condensed Statement of Operations - For the three
                  months and nine months ended September 30, 1997 and 1996.   4

                  Condensed Statement of Cash Flows - For the nine
                  months ended September 30, 1997 and 1996.................   5

                  Notes to Condensed Financial Statements..................   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................   8

PART II - OTHER INFORMATION................................................   8

         Item 6.  Exhibits and Reports on Form 8-K.........................   8

SIGNATURES..................................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet



                                                        September 30, 1997    December 31, 1996
                                                        ------------------    -----------------

Assets
Current assets:
     Cash                                                  $        0            $       481
     Due from shareholders                                          0                 13,000
          Total current assets                             $        0            $    13,481
                                                            ---------             ----------
Property, net                                                       0             24,215,838
                                                            ---------             ----------
Total assets                                               $        0            $24,229,319
                                                            =========             ==========
Liabilities and Shareholders's Equity
Current Liabilities
     Accrued expenses                                      $  110,500            $    32,000
     Due to related company                                         0                 74,855
     Due to a joint venture partner                                 0              2,192,146
     Loan from a joint venture partner                              0             16,446,897
                                                            ---------             ----------
Total liabilities                                          $  110,500            $18,745,898
                                                            ---------             ----------
Minority interest                                                   0              2,384,922
                                                            ---------             ----------
Stockholders' Equity

     Preferred stock, Series A convertible and
     redeemable, par value $.001 issued and outstanding:
     2,000 as of 9/30/97 and 3,000 as of 12/31/96
                                                                    2                      3
     Preferred stock, Series B supervoting, par value
     $.001 issued and outstanding: 100,000 as of
     9/30/97and as of 12/31/96                                    100                    100

     Common stock, par value $.001 issued and
     outstanding: 2,430,000 as of 9/30/97 and 9,680,000
     as of 12/31/96                                             2,430                  9,680

Additional paid in capital                                  3,512,884              3,513,584
Accumulated deficit                                        (3,625,916)              (430,948)
Cumulative translation adjustments                                  0                  6,080
                                                            ---------             ----------
Total stockholder' equity                                    (110,500)             3,098,499
Total liabilities and stockholders' equity                  $       0            $24,229,319
                                                            =========             ==========


                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations



                                                  For the Three Months Ended            For the Nine Months Ended
                                                         September 30,                        September 30,
                                                  --------------------------            -------------------------
                                                    1997               1996               1997              1996
                                                  --------            ------            --------          -------

Revenues                                          $     0           $      0           $         0           $      0
                                                   ------            -------            ----------            -------
Expenses
Operating expenses                                $     0           $ 18,451           $         0           $ 20,732
Total expenses                                    $     0           $ 18,451           $         0           $ 20,732
                                                   ------            -------            ----------            -------
Loss from continuing operations                         0                  0               (51,401)           (20,732)
Discontinued operations
Income (loss) from discontinued operations
                                                  $     0           $      0           $ 3,152,072           $      0
                                                   ------            -------            ----------            -------
Loss on Disposal of Discontinued operations
                                                  $     0           $      0           $         0           $      0
Net income (loss)                                 $     0           $(18,451)          $(3,203,473)          $(20,732)
                                                   ------            -------            ----------            -------
Basic earnings (loss) per common share
Loss from continuing operations                         0               (.05)                (.021)              (.04)
Income (loss) from discontinued operations
                                                        0                  0                (1.297)                 0
                                                   ------            -------            ----------            -------
                                                        0               (.05)               (1.318)              (.04)
                                                   ======            =======            ==========            =======
Diluted earnings (loss) per common share
Loss from continuing operations
Income (loss) from discontinued operations              0               (.05)                (.012)              (.04)

                                                        0                  0                 (.751)                 0
                                                   ------            -------            ----------            -------
                                                        0               (.05)                (.763)              (.04)
                                                   ======            =======            ==========            =======
Average shares outstanding                      2,430,000            524,227             2,430,000            466,894
                                                =========            =======            ==========            =======



                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                            Statements of Cash Flows


                                                                For the Nine Months Ended September 30,
                                                               -----------------------------------------
                                                                     1997                     1996
                                                                   --------                 --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $ (3,203,473)             $  (20,732)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
          Loss on disposal of discontinued operations           $  3,152,072              $        0
          Decrease in accounts payable                                     0                 (94,300)
Increase (decrease) in operating assets -
          Due from shareholders                                 $     13,000              $        0
Increase (decrease) in operating liabilities -
          Accrued expenses                                            78,500                       0
          Due to related parties                                     (34,019)                      0
Net cash provided by (used for) operating activities            $      6,080              $  115,032
                                                                  ----------               ---------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from issuance of shares                           $          0              $  112,475
     Cash outflow from disposal of subsidiary                   $       (481)             $        0
                                                                  ----------               ---------
Net cash provided by (used in) investing activities             $       (481)             $  112,475
                                                                  ----------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in shareholder loan                               $          0              $    2,557
                                                                  ----------               ---------
Net cash provided by financing activities                       $          0              $    2,557
                                                                  ----------               ---------
Net increase (decrease) in cash:                                       5,599                       0
Effect of translation adjustments                                     (6,080)                      0
Beginning cash balance                                                   481                       0
                                                                  ----------               ---------
Ending cash balance                                             $          0              $        0
                                                                  ==========               =========


                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                        Notes to the Financial Statements
                               September 30, 1997


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

Disposal of a subsidiary - GHHP
-------------------------------
     In June 1997, the Company entered into an agreement to dispose of 100% interest in Guanghui Highway Project Company Limited, ("GHHP") to Yiu Yat On and New Silver Eagle Holdings Limited. This Agreement was retroactive to December 1, 1996. As consideration, Yiu Yat On and New Silver Eagle Holdings Limited have agreed to surrender to the Company their interest in 8,430,000 shares of common stock of the Company and 100,000 shares of Series B supervoting preferred stock of the Company. This was considered done as of January 1, 1997. As of December 31, 1997, Yiu Yat On and New Silver Eagle Holdings Limited had only surrendered 7,950,000 shares of common stock, which have been canceled. In connection with the disposal of GHHP, GHHP have agreed to return the sum of US$3,000,000 contributed by the Company to GHHP in 1996. However, it is uncertain whether GHHP has the necessary resources to repay its obligation to the Company and, consequently, the Company has recorded a full provision of US$3,000,000 against this receivable as of December 31, 1997. The operating results of GHHP have been accounted for as discontinued operations for the years ended December 31, 1996 and 1997.

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


                                       INFRASTRUCTURE INTERNATIONAL, INC.



Date: December 3, 1999                 By: /s/ Yiu Yat On
                                          ----------------------------------
                                          Yiu Yat On, Chairman
                                          and Chief Executive Officer


Date: December 3, 1999                 By: /s/ Ma Ding Jie
                                          -----------------------------------
                                          Ma Ding Jie, Chief Financial Officer