Form 10KSB
period 1997-12-31
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-03
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                     87-0287034
--------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

              Rm 2211-2215, Science and Technology Building No 1001
                Shangbuzhong Road, Futian District Shenzhen, PRC
              ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 011-07-55-369-9588

Securities Registered Pursuant to Section 13 of the Act:

   Title of Each Class         Name of Each Exchange on Which Registered
   -------------------         -----------------------------------------
           None                                  None

Securities Registered Pursuant to Section 15(d) of the Act:

                         Common Stock, $0.001 par value
                        --------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes   No   X
         ---   -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The issuer's revenues for its most recent fiscal year were $0.00.

     As of December 1, 1999, 2,430,000 shares of Common Stock of the Registrant were outstanding. There was no market for the stock and accordingly there is no aggregate market value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS.............................     3
         ITEM 2.  DESCRIPTION OF PROPERTIES...........................     4
         ITEM 3.  LEGAL PROCEEDINGS ..................................     4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.................................     4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.........................     5
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................     5
         ITEM 7.  FINANCIAL STATEMENTS................................     5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE..........................................     5

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT....................    6
         ITEM 10. EXECUTIVE
                  COMPENSATION.........................................    6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................    7
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS.........................................    8
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K..................................................    8

SIGNATURES.............................................................    9

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

General and Development of Business

     Infrastructure International, Inc. (the "Company") was incorporated in the State of Nevada in 1955 under the name of Dolomite King Inc. It changed its name to React Systems, Inc. on October 22, 1973, and changed its name from React Systems, Inc. to Infrastructure International, Inc. effective October 4, 1996.

Acquisition of a subsidiary
---------------------------

     On December 1, 1996, the Company entered into an agreement (the "Acquisition Agreement") with Yiu Yat On to acquire from him 100% interest in Guanghui Highway Project Company Limited ("GHHP", a company incorporated in the British Virgin Islands) by issuing to him 8,430,000 shares of common stock, par value US$0.001 each (after the reverse stock split and redenomination of par value) and 100,000 shares of Series B supervoting preferred stock. GHHP was developing and operating a toll road in the People's Republic of China.

     On January 2, 1997, Yiu Yat On transferred (i) 5,000,000 shares of common stock of the Company to New Eagle Infrastructure Limited ("NEI, a company incorporated in the British Virgin Islands), (ii) 1,100,000 shares of common stock of the Company and 100,000 shares of Series B supervoting preferred stock of the Company to New Silver Eagle Holdings Limited ("NSEHL", a company incorporated in the British Virgin Islands), and (iii) 2,330,000 shares of common stock of the Company to unrelated parties. NEI is wholly owned by NSEHL, which is beneficially owned by Yiu Yat On, Yiu Yat Hung and their family members.

     On August 5, 1996, GHHP entered into an agreement with Huizhou Highway Property Development Company ("HHPD; a state-owned company established in the People's Republic of China directly under Huizhou City Roadways Bureau) to build and operate the "Jin Long Highway", a 72 kilometers four-lane highway in Huizhou, Guangdong Province, the People's Republic of China (the "PRC"). The first phase of the investment is to establish a sino-foreign contractual co-operative joint venture in the PRC-Guanghui Highway Development Company Limited ("GHDC") to build and operate 35 kilometers of the "Jin Long Highway" for a period of 30 years from August 1996 to August 2026.

     Pursuant to the joint venture agreement, GHHP is required to contribute into GHDC US$9,536,000 (equivalent to approximately Rmb79,349,000, determined at an exchange rate of US$1.00 for Rmb8.32), representing 80% of the total registered capital of GHDC, in cash; and HHPD is required to contribute into GHDC US$2,384,000 (equivalent to approximately Rmb19,837,000, determined at an exchange rate of US$1.00 for RMB8.32), representing 20% of the total registered capital of GHDC, in the form of a partially completed section of the "Jin Long Highway". As of December 31, 1996, GHHP has contributed into GHDC US$3,000,000 (equivalent to approximately Rmb24,963,000, determined at an exchange rate of US$1.00 for Rmb8.32), representing approximately 31% of its obligation; while HHPD has contributed to GHDC US$2,384,000 (equivalent to approximately Rmb19,837,000, determined at an exchange rate of US$1.00 for Rmb8.32), representing 100% of its obligation. All of these contributions have been verified by a certified public accountant in the PRC according to PRC regulations.

     Pursuant to an agreement dated June 7, 1997 but retroactive to December 1, 1996, (the "Termination Agreement"), the Company disposed of its 100% interest in GHHP to its original owner. Under the terms of the Termination Agreement, the Company agreed to return all the issued and outstanding shares of GHHP and both the 8,430,000 shares of common stock and 100,000 shares of series B supervoting preferred stock of the Company were thereupon to be returned and canceled. GHHP also agreed to return the sum of $3,000,000 injected by the Company in 1996. The operating results of GHHP have been accounted for as discontinued operations for the years ended December 31, 1996 and 1997. Revenue of GHHP for the year ended December 31, 1996 was approximately US$706,490. GHHP had no revenue for 1997.

Financial Information About Industry Segments

     The Company had no operating business and therefore can report no financial information on industry segments.

ITEM 2.  DESCRIPTION OF PROPERTIES

         None

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                              1997                           1996
                    -----------------------       ----------------------
                       High          Low             High          Low
First Quarter        No Quote      No Quote        No Quote       No Quote
Second Quarter       No Quote      No Quote        No Quote       No Quote
Third Quarter        No Quote      No Quote        No Quote       No Quote
Fourth Quarter       No Quote      No Quote        No Quote       No Quote

     As of December 1, 1999, there was no quote for the stock

     As of December 1, 1999, there were approximately 624 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     As discussed above (see "ITEM 1. Description of Business"), the Company has been in existence since 1955 and has had business operations but does not currently operate a business of any type. Accordingly, all risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. The Company has no assets but $114,000 of liabilities. No business opportunities are presently contemplated for acquisition. In addition, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. All expenses have been paid by the shareholders.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditor's report thereon of Arthur Andersen, appears on pages F-2 through F-16 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years there were no disagreements with Company's accountants on any matter of accounting principal or practice, financial statement disclosure, or auditing scope or procedure. Further, the previous accountant's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principal.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

 Name              Age         Title
------           -------      -------

Yiu Yat On        41          Chairman, Chief Executive Officer and Director
Ma Ding Jie       62          Chief Financial Officer and Director
Jin Hui Juan      41          Director

     Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

     Yiu Yat On is a co-founder of Guang Hui Highway Project Company Limited and has served as Vice President, Treasurer and a Director of the Company since the acquisition of Guang Hui by the Company in December of 1996. Since June of 1997, Mr. Yiu has served as the Company's Chief Executive Officer and Chairman. Mr. Yiu is also a co-founder of China Medical Development Company Ltd., and has served as Vice-Chairman and Vice President of Natural Way since the exchange in June of 1996. For over twenty years, Mr. Yiu has served as a management consultant to various companies in the PRC and has operated various companies in the PRC. Mr. Yiu has a graduate degree in business administration.

     Ma Ding Jie has many years experience in production management and warehousing operations. Mr. Ma is presently an assistant general manager of HongHua Building Material Company in Shenzhen.

     Jin Hui Juan is a chemical engineer with the Shanghai Chemistry Research Institute and is the assistant general manager of HongHui Printing and Dyeing Company. He has also served as general manager of Hong Kong Hongda Company.

Information Regarding Nominees for Election as Directors

     All of the present directors have been nominated for re-election as directors at the Company's next annual shareholders' meeting.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation has been paid to any officer, director or control person during the prior three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

     No officer of director of the Company owned any shares of the Company, either directly or beneficially.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of December 1, 1999 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.


Name and Address of             Amount and Nature of
Beneficial Owner                Beneficial Ownership        Percent of Class
--------------------            --------------------        ----------------

Metrolink Holdings, Ltd.            325,000                  13.37 %
4703 Central Plaza
18 Harbour Road
Wanchai, Hong Kong

Murphy Limited                      331,000                  13.62 %
4703 Central Plaza
18 Harbour Road
Wanchai, Hong Kong

Regent Holdings Ltd.                150,000                   6.17 %
4703 Central Plaza
18 Harbour Road
Wanchai, Hong Kong

Xin Yue Company Ltd.                500,000                  20.58 %
Unit 1-2, 18/F
Yat, Chau International Plaza
18 Connaught Road West
Hong Kong

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company acquired its interest in Guang Hui and the Highway Joint Venture during 1996 pursuant to a share exchange with the principal shareholders of Guang Hui. Pursuant to the terms of such share exchange, the Company acquired 100% of the stock of Guang Hui in exchange for 8,430,000 shares of common stock and 100,000 shares of Series B Preferred Stock of the Company.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)     Exhibits

2.1     Acquisition Agreement dated December 1, 1996 between
        Infrastructure International, Inc. and the shareholders of
        Guang Hui Highway Project Company Limited (1)
2.2     Termination Agreement (2)
3.1     Amended and Restated Articles of Incorporation (2)
3.2     Bylaws, as amended to date (2)
4.1     Certificate of Designation for Series A Convertible Preferred Shares (2)
4.2     Certificate of Designation for Series B Convertible Preferred Shares (2)
10.1    Cooperation Contract dated August 5, 1996 (1)
10.2    Supplementary Contract amending Cooperation Contract (1)
10.3    Memorandum amending Cooperation Contract (1)
10.4    Contract of Assurance (1)
10.5    Jinlong Highway Project Construction Turn-key Contract (1)
10.6    Regular Expenses Turn-key Contract (1)
16.1    Letter from Mantyla, McReynolds & Associates re change in
        certifying accountant (1)
21.1    Subsidiaries of Registrant
27.1*   Financial Data Schedules
__________
*        Filed herewith

(1) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K dated December 1, 1996.
(2) Incorporated by reference to the respective exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFRASTRUCTURE INTERNATIONAL, INC.


                                      By: /s/ Yiu Yat On
                                         ----------------------------------
                                         Yiu Yat On
                                         Chairman, Chief Executive Officer


Dated: December 3, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                     Title                               Date
   -----------                   -------                             ------

                        Yiu Yat On
/s/ Yiu Yat On          Chairman & Chief Executive Officer      December 3, 1999
-----------------
Yiu Yat On


                        Ma Ding Jie
/s/ Ma Ding Jie         Chief Financial Officer                 December 3, 1999
-----------------
Ma Ding Jie

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                         Page
                                                                        ------

Report of Independent Public Accountants                                 F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996             F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                       F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                       F-5

Statements of Changes in Shareholders' Equity for the Years Ended
  December 31, 1997, 1996 and 1995                                       F-6

Notes to Financial Statements                                            F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Shareholders  and Board of  Directors of  Infrastructure  International,
Inc.:


We have audited the accompanying consolidated balance sheets of Infrastructure International, Inc. and Subsidiaries as of December 31, 1996, and 1997 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure International, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, for the year ended December 31, 1997, the Group suffered loss of approximately Rmb26,653,000, and as of December 31, 1997, the Group's liabilities exceeded its assets by approximately Rmb919,000. That raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong





Hong Kong,
September 30, 1999.

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1997


                                                            1 9 9 6                   1 9 9 7
                                                           ---------           --------------------
                                                              Rmb               Rmb             US$

ASSETS
Current assets:
   Cash                                                      4,002               -               -
   Accounts receivable, net                                      -               -               -
   Due from shareholders                                   108,160               -               -
                                                      ------------        --------        --------
         Total current assets                              112,162               -               -
Property, net                                          201,475,776               -               -
                                                      ------------        --------        --------
Total assets                                           201,587,938               -               -
                                                      ============        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accrued expenses                                        266,240         919,360         110,500
   Due to a related company                                622,808               -               -
   Due to a joint venture partner                       18,238,655               -               -
   Loan from a joint venture partner                   136,838,179               -               -
                                                       -----------        --------        --------
         Total current liabilities                     155,965,882         919,360         110,500
                                                       -----------        --------        --------
Minority interest                                       19,842,556               -               -
                                                       -----------        --------        --------
Shareholders' equity (deficit):
   Preferred stock, Series A convertible and
   Preferred stock, Series B supervoting, par value
   Common stock, par value US$0.001; issued and
   Additional paid-in capital                           29,233,017      29,227,195       3,512,884
   Accumulated deficit                                  (3,585,488)    (30,167,616)     (3,625,916)
   Cumulative translation adjustments                       50,582               -               -
                                                       -----------      ----------       ---------
Total shareholders' equity (deficit)                    25,779,500        (919,360)       (110,500)
                                                       -----------      ----------       ---------
Total liabilities, minority interest and               201,587,938               -               -
                                                       ===========      ==========       =========


   The accompanying notes are an integral part of these financial statements.


----------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1997 of US$1.00=Rmb8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                          1 9 9 5           1 9 9 6                     1 9 9 7
                                         ---------         ---------          -------------------------
                                           Rmb               Rmb                Rmb               US$

Revenue                                       -                 -                  -                 -
General and administrative expenses           -                 -           (427,649)          (51,401)
                                        -------          ---------         ---------         ---------
       Loss from continuing
        operations before income taxes        -                 -           (427,649)          (51,401)
Provision for income taxes                    -                 -                  -                 -
                                        -------          ---------         ---------         ---------
       Loss from continuing
         operations                           -                 -           (427,649)          (51,401)

Discontinued operations
   Income from discontinued
         operations of toll road
         (less: Nil amount of applicable
         income taxes)                        -         1,383,727                  -                 -

Loss on disposal of discontinued
         operations                           -                 -        (26,225,241)       (3,152,072)
                                        -------          ---------         ---------         ---------

       Income (Loss) before
          minority interest                   -         1,383,727        (26,652,890)       (3,203,473)

Minority interests                            -            (5,411)                 -                 -
                                        -------          ---------         ---------         ---------

       Net income (loss)                      -         1,378,316        (26,652,890)      (3,203,473)
                                        =======         ==========         =========         =========
Basic earnings (loss) per common
       share
   Loss from continuing operations    Rmb     -         Rmb     -       Rmb   (0.194)     US$  (0.023)
   Income (Loss) from discontinued
       operations                             -             0.142            (11.939)          (1.435)
                                        -------          ---------         ---------         ---------

                                      Rmb     -         Rmb 0.142       Rmb  (12.133)     US$  (1.458)
                                        =======          =========         =========         =========
Diluted earnings (loss) per common
      share
   Loss from continuing operations    Rmb     -         Rmb     -       Rmb   (0.102)     US$  (0.012)
   Income (loss) from discontinued
     operations                               -             0.139             (6.249)          (0.751)
                                        -------          ---------         ---------         ---------
                                      Rmb     -         Rmb 0.139       Rmb   (6.351)     US$  (0.763)
                                        =======          =========         =========         =========


   The accompanying notes are an integral part of these financial statements.


----------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1997 of US$1.00=Rmb8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                             1 9 9 5           1 9 9 6                   1 9 9 7
                                            ---------         ---------       ------------------------------
                                               Rmb               Rmb              Rmb               US$

Cash flows from operating activities:
   Net income (loss)                                -         1,378,316       (26,652,890)      (3,203,473)
   Adjustments to reconcile net income
     Depreciation of property                       -         3,611,920                 -                -
     Minority interests                             -             5,411                 -                -
     Loss on disposal of discontinued               -                 -        26,225,241        3,152,072
   (Increase) Decrease in operating
     Due from shareholders                          -           (98,398)          108,160           13,000
   Increase (Decrease) in operating
     Accrued expenses                               -           266,240           653,120           78,500
     Due to a related company                       -           622,808          (283,038)         (34,019)
     Due to a joint venture partner                 -        18,238,655                 -                -
                                             --------        ----------       -----------       ----------
         Net cash provided by
operating activities                                -        24,024,952            50,593            6,080
                                             --------        ----------       -----------       ----------
Cash flows from investing activities:
   Additions to property                            -      (185,250,551)                -                -
   Cash outflow from disposal of a subsidiary       -                 -            (4,002)            (481)
                                             --------        ----------       -----------       -----------
         Net cash used in investing
activities                                          -      (185,250,551)           (4,002)            (481)
                                             --------        ----------       -----------       -----------
Cash flows from financing activities:
   Loan, subsequently capitalized by
          issuance of preferred stock               -        27,431,640                 -                -
   Costs for issuance of stock                      -        (3,090,800)                -                -
   Loan from a joint venture partner                -       136,838,179                 -                -
                                             --------        ----------       -----------       -----------
         Net cash provided by
          financing activities                      -       161,179,019                 -                -
                                             --------        ----------       -----------       -----------
         Net increase (decrease) in                 -           (46,580)           46,591            5,599
Effect of translation adjustments                   -            50,582           (50,593)          (6,080)
Cash, as of beginning of year                       -                 -             4,002              481
                                             --------        ----------       -----------       -----------
Cash, as of end of year                             -             4,002                 -                -
                                             ========        ==========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.


---------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1997 of US$1.00=Rmb8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES


             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                                                                                         Accumulated
                                                                                                                               other
                                                                                                                comprehensive income
                                                                                                Additional                Cumulative
                      Series A convertible and     Series B supervoting                          paid in     Accumulated translation
                      redeemable preferred stock      preferred stock         Common stock       capital       deficit   adjustments
                     ---------------------------   --------------------    ------------------  ------------  ----------- -----------
                      Number of                  Number of               Number of
                       shares       Amount        shares     Amount       shares    Amount
                     -----------  -----------   ----------  ---------   ---------- -------
                                      Rmb                      Rmb                   Rmb          Rmb             Rmb            Rmb

Balance as of
December 31,
1994, 1995                -             -         100,000       832     8,430,000   70,132           -              -             -

Effect of exchange
reorganization            -             -               -         -     1,250,000   10,400   4,892,202      (4,963,804)           -

Issuance of
Series A
preferred stock       3,000            25               -         -             -        -  27,431,615              -            -

Issuance Costs            -             -               -         -             -        -  (3,090,800)             -            -

Net income                -             -               -         -             -        -           -      1,378,316            -

Translation
adjustments               -             -               -         -             -        -           -              -       50,582
                   --------        -------        --------  ---------  ----------   -------  ----------     ---------     ---------
Balance as of
December 31,
1996                  3,000            25         100,000       832     9,680,000   80,532  29,233,017     (3,585,488)      50,582

Conversion of 700
 Series A preferred
 stock into 700,000
 shares of common
 stock                 (700)           (6)              -         -       700,000    5,824      (5,822)            -            -

Cancellation of Series
  A preferred stock    (300)           (2)              -         -             -        -           -             -            -

Cancellation of common
  stock                   -             -               -         -    (7,950,000) (66,144)          -             -            -

Net loss                  -             -               -         -             -        -           -    26,652,890)           -

Reversal of goodwill
  previously eliminated   -             -               -         -             -        -           -        70,762            -

Translation adjustments   -             -               -         -             -        -           -             -      (50,582)
                   --------        -------        -------   --------   -----------  -------    ----------  ----------    ---------
Balance as of December
31, 1997              2,000            17         100,000       832     2,430,000   20,212   29,227,195   (30,167,616            -
                   ========        =======        =======   ========   ===========  ======== ============ ===========    =========



   The accompanying notes are an integral part of these financial statements.

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES


                          NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
     -------------------------------------
Infrastructure International, Inc. ("the Company") was incorporated in the State of Nevada, United States of America in 1955 under the name of Dolomite King Inc. It changed its name to React Systems Inc. on October 22, 1973, and changed its name to Infrastructure International, Inc., the present one, on October 4, 1996.

Acquisition of a subsidiary - GHHP

On December 1, 1996, the Company entered into an agreement (the "Acquisition Agreement") with Yat-on Yiu to acquire from him 100% interest in Guanghui Highway Project Company Limited ("GHHP"; a company incorporated in the British Virgin Islands) by issuing to him 8,430,000 shares of common stock, par value US$0.001 each (after the reverse stock split and redenomination of par value - see Note 5.a), and 100,000 shares of Series B supervoting preferred stock. GHHP was principally engaged in developing and operating a toll road in the People's Republic of China.

On January 2, 1997, Yat-on Yiu transferred (i) 5,000,000 shares of common stock of the Company to New Eagle Infrastructure Limited ("NEI"; a company incorporated in the British Virgin Islands), (ii) 1,100,000 shares of common stock of the Company and 100,000 shares of Series B supervoting preferred stock of the Company to New Silver Eagle Holdings Limited ("NSEHL"; a company incorporated in the British Virgin Islands), and (iii) 2,330,000 shares of common stock of the Company to unrelated parties. NEI is wholly owned by NSEHL, which is beneficially owned by Yat-on Yiu, Yat-hung Yiu and his family members.

GHHP and its joint venture

On August 5, 1996, GHHP entered into an agreement with Huizhou Highway Property Development Company ("HHPD"; a state-owned company established in the People's Republic of China directly under Huizhou City Roadways Bureau) to build and operate the "Jin Long Highway", a 72 kilometers four-lane highway in Huizhou, Guangdong Province, the People's Republic of China ("the PRC"). The first phase of the investment is to establish a sino-foreign contractual co-operative joint venture in the PRC - Guanghui Highway Development Company Limited ("GHDC") to build and operate 35 kilometers of the "Jin Long Highway" for a period of 30 years from August 1996 to August 2026.

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

Disposal of a subsidiary - GHHP
-------------------------------
In June 1997, the Company entered into an agreement to dispose of 100% interest in GHHP to Yat-on Yiu and New Silver Eagle Holdings Limited. As consideration, Yat-on Yiu and New Silver Eagle Holdings Limited have agreed to surrender to the Company their interest in 8,430,000 shares of common stock of the Company and 100,000 shares of Series B supevoting preferred stock of the Company. As of December 31, 1997, Yat-on Yiu and New Silver Eagle Holdings Limited only surrendered to the Company 7,950,000 shares of common stock, which have been cancelled. In connection with the disposal of GHHP, GHHP have agreed to return the sum of US$3,000,000 contributed by the Company to GHHP in 1996. However, it is uncertain whether GHHP has the necessary resources to repay its obligation to the Company and, consequently, the Company has recorded a full provision of US$3,000,000 against this receivable as of December 31, 1997. The operating results of GHHP have been accounted for as discontinued operations for the years ended December 31, 1996 and 1997. Revenue of GHHP for the years ended December 31, 1996 and 1997 were approximately Rmb5,878,000 and Nil respectively.

2.   BASIS OF PRESENTATION
     ---------------------
The acquisition of GHHP by the Company on December 1, 1996 was treated as a reverse acquisition since GHHP is the continuing entity as a result of the exchange reorganization. On this basis, the historical consolidated financial statements of the Company prior to December 1, 1996 represented the consolidated financial statements of GHHP. The shareholders' equity of the Company as of December 31, 1995 have been retroactively restated to reflect the one-for-thirty reverse stock split and the redenomination of par value as described in Note 5.a and the Company's common stock and Series B supervoting preferred stock issued for this acquisition.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
a.   Basis of consolidation
     ----------------------
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b.   Subsidiaries
     ------------
     A subsidiary is a company in which the Company holds, directly or indirectly, more than 50% of its issued voting share capital as long-term investment. In the Company's financial statements, investment in subsidiaries is stated at cost less provision for any permanent diminution in value, while income from subsidiaries is recorded to the extent of dividends received and receivable.

c.   Comprehensive income
     --------------------
     The Group has adopted Statement of Financial Accounting Standards No. 130, which requires the Group to report all changes in equity during a period, except for those resulting from investment by shareholders and distribution to shareholders, in financial statements for the period in which they are recognized. The Group has disclosed comprehensive income, which encompasses net income and currency translation adjustments, in the consolidated statements of changes in shareholders' equity and Note 7.

d.   Income taxes
     ------------
     Income tax is provided under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax is provided using the liability method. Under the liability method, deferred income tax is recognized for all significant temporary differences between the tax and the financial statements bases of assets and liabilities. Income tax is not accrued for unremitted earnings of international operations that have been, or are intended to be reinvested.

e.   Foreign currency translation
     ----------------------------
     The Company considers Renminbi ("Rmb") as its functional currency as primary activities of the Group are based in Renminbi.

     The translation of the financial statements of group companies into Renminbi is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. Gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. There was no gain or loss arising from foreign currency transactions for the years ended December 31, 1995, 1996 and 1997.

     ------------------------------------------
     f.   Earnings (loss) per common share
          --------------------------------
     Basic earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income
     (loss) for each year by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share reflects the dilution that would have resulted from the conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the average market price of common stock during the year. The numerator in calculating both basic and diluted earnings per share for each year is the reported net income (loss). The denominator is based on the following weighted average number of common shares.

                                       1 9 9 5         1 9 9 6          1 9 9 7
                                      ---------       ---------        ---------
                  Basic               9,680,000       9,680,000        2,196,667
                  Diluted             9,680,000       9,934,098        4,196,667

     g.   Use of estimates
          ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


4.   ACCOUNTS RECEIVABLE
     -------------------
Accounts receivable comprised:

                                           1 9 9 6               1 9 9 7
                                          ---------      -----------------------
                                             Rmb            Rmb           US$
Accounts receivable                           -          24,960,000   3,000,000
Less: Allowance for doubtful account          -         (24,960,000) (3,000,000)
                                          ------         ----------   ---------
Accounts receivable, net                      -                   -           -
                                          ======         ==========   =========

As mentioned in Note 1, in connection with the disposal of GHHP, GHHP agreed to return the sum of approximately Rmb24,960,000 (equivalent to US$3,000,000) to the Company. However, it is uncertain whether GHHP has the necessary resources to repay its obligation to the Company and, consequently, the Company has recorded a full provision of approximately Rmb24,960,000 (equivalent to US$3,000,000) against this receivable as of December 31, 1997.

5.   CAPITAL STOCKS
     --------------
a.   Common stock
     ------------
     On August 9, 1996, the Company effected a one-for-thirty reverse stock split and changed the denomination of its common stock, with all fractional shares to be rounded to the nearest whole share and any shareholder holding 100 or more pre-split shares will retain a minimum of 100 post-split shares. As a result, the then outstanding 2,984,118 shares of common stock with a par value of US$0.05 each have become 159,060 shares of common stock with a par value of US$0.001 each.

     In 1996, the Company capitalized a note payable of approximately Rmb782,000 (equivalent to approximately US$94,000) by issuance of 1,667 shares of common stock, par value US$0.001 each (after the reverse stock split and redenomination of par value), and capitalized certain payables on consultancy fee of US$3,175 by issuance of 63,500 shares of common stock, par value US$0.001 each (after the reverse stock split and redenomination of par value). In 1996, the Company issued 1,025,773 shares of common stock, par value US$0.001 each (after the reverse stock split and redenomination of par value) to certain of its directors and shareholders. Also, the Company issued 8,430,000 shares of common stock, par value US$0.001 each (after the reverse stock spilt and redenomination of par value) in connection with its acquisition of GHHP (see Note 1).

     On May 1, 1997, 700 shares of Series A convertible and redeemable preferred stock, par value US$0.001 each were converted into 700,000 shares of common stock, par value US$0.001 each.

     In 1997, in connection with the disposal of GHHP mentioned in Note 1, the Company cancelled 7,950,000 shares of common stock, par value US$0.001 each.

b.   Preferred stock

     Effective from October 4, 1996, the Company authorized the creation of 25,000,000 shares of preferred stock with par value of US$0.001 each. In this connection, the Board of Directors of the Company are authorized to assign such shares to different series and to fix the related designation, powers, preferences and rights of the shares.

     i.   Series A convertible and redeemable preferred stock
          ---------------------------------------------------
          In 1996, the Company issued 3,000 shares of Series A convertible and redeemable preferred stock, par value US$0.001 each, for US$3,313,000 (equivalent to approximately Rmb27,432,000), by capitalizing loans of the same amount. The Series A convertible and redeemable preferred stock carries preferential rights to dividends and distributions upon liquidation. Each share of the Series A convertible and redeemable preferred stock is convertible into common stock with the number of shares of common stock determined by 1,000 divided by a conversion factor. The conversion factor equals to the lesser of the average closing price of the Company's common stock for the five days immediately preceding the date of notice of conversion or US$1.00. The outstanding Series A convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days of notice at a price equal to US$1,000 per share plus any accrued dividends. On May 1, 1997, 700 shares of Series A convertible and redeemable preferred stock were converted into 700,000 shares of common stock. In addition, 300 shares of Series A convertible and redeemable preferred stock were tendered for cancellation in December 1997.

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

6.   INCOME TAXES
     ------------
The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The British Virgin Islands entity (GHHP) was incorporated under the
International Business Companies Act of the British Virgin Islands and, accordingly, was exempted from the payment of the British Virgin Islands income taxes. The joint venture enterprise established in the PRC (GHDC) was subject to PRC income taxes at a rate of 33% (30% state unified income tax and 3% local income tax). However, upon applications and approval by the relevant tax authorities, GHDC was exempted from state unified income tax and local income tax for two years starting from the first year of profitable operations and then was entitled to a 50% reduction in state unified income tax for the next three years.

The first profitable year for GHDC was the year ended December 31, 1996. If the tax holiday for GHDC did not exist, the Group's income tax expenses (net of minority interest) would have been increased by approximately Rmb7,143 for the year ended December 31, 1996. Basic earnings per common share for the year ended December 31, 1996 would have been approximately Rmb0.138.

The Company has not provided for income taxes on the undistributed earnings of its international subsidiaries because the earnings are reinvested and, in the opinion of management, will continue to be reinvested in the foreseeable future.

The reconciliations of the United States federal income tax rate to the effective income tax rate based on the income before provision for income taxes stated in the consolidated statements of operations are as follows:

                                            1 9 9 5        1 9 9 6       1 9 9 7
                                            -------        -------       -------
U.S. federal income tax rate                    -             35%           35%
Effect of different tax rates in foreign
Effect of tax exemption for GHDC                -            (33)%           -
Effect of tax loss                              -              -           (35)%
                                            ------         -------      --------
                                                -              -             -
                                            ======         =======      ========

7.   COMPREHENSIVE INCOME (LOSS)
     --------------------------


                                   1 9 9 5        1 9 9 6                1 9 9 7
                                  ---------     -----------     --------------------------
                                     Rmb            Rmb            Rmb               US$

Net income (loss)                      -        1,378,316     (26,652,890)      (3,203,473)
Other comprehensive income -
translation adjustments                -           50,582         (50,582)          (6,080)
                                   ------       ---------      ----------        ---------
Comprehensive income (loss)            -        1,428,898     (26,703,472)      (3,209,553)
                                   ======       =========      ==========        =========


8.   DISTRIBUTION OF INCOME
     ----------------------
The income of GHDC available for distribution to its shareholders is based on the income reported in its statutory accounts prepared under generally accepted accounting principles in the PRC. This differs from the amount reported under generally accepted accounting principles in the United States of America. As of December 31, 1996, such difference was insignificant.

9.   RELATED PARTY TRANSACTIONS
     --------------------------
Summary of related party transactions:

                                  1 9 9 5       1 9 9 6            1 9 9 7
                                 ---------     ---------   ---------------------
                                    Rmb           Rmb       Rmb              US$
Management fee paid to HHPD
(See Note 1)                         -          670,545      -                -

Operating-differential
subsides received from HHPD
(See Note 1)                         -        1,571,890      -                -

Construction cost paid to HHPD
(See Note 1)                         -       19,140,000      -                -


10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     ------------------------------------------------
a.   Non-cash investing activities:

     i. Certain property purchased by the Group in 1996 of approximately Rmb19,837,000 was resulted from capital contribution by HHPD into GHDC in the form of the property.

     ii. In 1996, the Company issued 8,430,000 shares of its common stock and 100,000 shares of its Series B supervoting preferred stock to acquire 100% interest in GHHP. 7,950,000 shares of common stock were subsequently cancelled upon disposal of 100% interest in GHHP in 1997 (see Note 1).

     iii. In 1996, the Company issued 1,667 shares of common stock in connection with a capitalization of a note payable of approximately Rmb782,000 (equivalent to approximately US$94,000) (see Note 5.a).

     iv. In 1996, the Company capitalized loans amounting to Rmb27,432,000 (equivalent to US$3,313,000) by issuance of 3,000 shares of Series A convertible and redeemable preferred stock (see Note 5.b).

     ------------------------------------------------

b. Details of net assets disposed of as a consequence of the disposal of a subsidiary (GHHP) in 1997 were as follows (Note 1):

          Property, net                                     $     201,475,776
          Cash and bank deposits                                        4,002
          Accounts receivable                                       2,788,598
          Due to a related company                                 (3,128,363)
          Due to a joint venture partner                         (155,076,834)
          Minority interests of GHHP acquired                     (19,842,556)
                                                                 ------------
          Net assets upon disposal                                 26,220,623
          Percentage of interest to reverse                               100%
                                                                 ------------
          Group's share of net assets before reversal              26,220,623
          Goodwill previously eliminated                               70,762
          Loss on disposal of a subsidiary                        (26,225,241)
                                                                 ------------
          Consideration received                            $          66,144
                                                                 ============
          Satisfied by:

          Cancellation of 7,950,000 shares of common stock of
          US$0.001 each                                     $         66,144
                                                                 ============

     Net cash outflow in respect of the disposal of interest in a subsidiary was as follows:
          Cash and bank deposits disposed                   $         (4,002)
                                                                 ============

c.   Cash paid for interest and income taxes:

                              1 9 9 5       1 9 9 6              1 9 9 7
                             ---------     ---------     -----------------------
                                Rmb           Rmb         Rmb               US$
           Interest               -            -           -                 -
           Income taxes           -            -           -                 -
                              ======        ======      ======           ======

11.  SUBSEQUENT EVENT
     ----------------
Subsequent to December 31, 1997, the Company issued and alloted 17,720,000 shares of common stock, par value US$0.001 each, to Beautimate Group Limited, a related company, for a cash consideration of approximately US$200,000 which is yet to be received.