Form 10QSB
period 1998-03-31
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-03
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                          Commission File Number 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        87-0287034
---------------------------------               -------------------------------
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

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes    No  X
                                   ----  -----

         Class                    Shares Outstanding                  Date
 Common, $.001 par va                 2,430,000                 December 1, 1999

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - March 31, 1998 and
                  December 31, 1997........................................   3

                  Condensed Statements of Operations - For the three
                  months and nine months ended March 31, 1998 and 1997.....   4

                  Condensed Statements of Cash Flows - For the nine
                  months ended March 31, 1998 and 1997.....................   5

                  Notes to Condensed Financial Statements..................   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................   8

PART II - OTHER INFORMATION.................................................  8

         Item 6.  Exhibits and Reports on Form 8-K..........................  9

SIGNATURES..................................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet



                                                                 March 31,        December 31,
                                                                   1998               1997
                                                              ----------------  ---------------

Assets

Total Assets                                                  $           0     $            0
                                                              ==============    ===============
Liabilities & Stockholders' Equity
Current Liabilities

Accrued Expenses                                              $                 $      110,500
                                                                    114,000
                                                              --------------    ---------------
Total Current Liabilities                                     $                 $      110,500
                                                                    114,000
                                                              --------------    ---------------
Stockholders' Equity
Preferred Stock, Series A convertible and redeemable
par value $.001 issued and outstanding 2,000 shares                       2                  2

Preferred Stock, Series B supervoting, par value $.001
issued and outstanding 100,000                                          100                100

Common stock, $.001 par
value issued and outstanding 2,430,000                                2,430              2,430
Additional paid-in Capital                                    $    3,512,884     $   3,512,884

Deficit accumulated during development stage                  $   (3,629,416)    $  (3,625,916)
                                                              --------------
Total Stockholders' Equity (deficit)                          $     (114,000)    $    (110,500)
                                                              --------------    ---------------
Total Liabilities & Stockholders' Equity                      $            0     $           0
                                                              ==============    ===============

                     See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations


                                                    For the Three Months Ended March 31,
                                                    ------------------------------------
                                                         1998                  1997
                                                       --------              --------

Revenues                                             $        0           $         0
General and administrative expenses                  $   (3,500)          $   (51,401)
                                                       --------             ---------
     Loss from continuing operations before
     income taxes                                    $   (3,500)          $   (51,401)
Provision for income taxes                                    0                     0
                                                       --------             ---------
     Loss from continuing operations                 $   (3,500)          $   (51,401)
Discontinued operations
     Income (loss) from discontinued operations
     of toll road
                                                     $        0           $         0
Loss on disposal of discounted operations            $        0           $ 3,152,072
                                                       --------             ---------
     Income (loss) before minority interests         $   (3,500)          $(3,203,473)
Minority interests                                            0                     0
                                                       --------             ---------
     Net income / (Loss)                             $   (3,500)          $(3,203,473)
                                                       ========             =========
Basic earnings (loss) per common share
     Loss from continuing operations                      (.001)                (.021)
     Income (loss) from discontinued operations               0                (1.297)
                                                       --------             ---------
                                                          (.001)               (1.318)
                                                       ========             =========
Diluted earnings (loss) per common share
     Loss from continuing operations                      (.001)                (.012)
     Income (loss) from discontinued operations               0                 (.751)
                                                       --------             ---------
                                                          (.001)                (.763)
                                                       ========             =========
Average shares outstanding                            2,430,000             2,430,000
                                                      =========             =========


                     See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Cash Flows


                                                             For the Three Months Ended March 31,
                                                            --------------------------------------
                                                                 1998                  1997
                                                               --------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $   (3,500)          $  (3,203,473)
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities
          Loss on disposal of discontinued operations        $        0           $   3,152,072
     Increase (decrease) in operating assets -
          Due from shareholders                              $        0           $      13,000
     Increase (decrease) in operating liabilities -
          Accrued expenses                                        3,500                  78,500
          Due to related parties                                      0                 (34,019)
                                                               --------             -----------
Net cash provided by (used for) operating activities         $        0           $       6,080
                                                               --------             -----------
CASH FLOW FROM INVESTING ACTIVITIES:
     Cash outflow from disposal of subsidiary                $        0           $        (481)
                                                               --------             -----------
Net cash provided by (used in) investing activities          $        0           $        (481)
                                                               --------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from shareholders                                 $        0           $           0
                                                               --------             -----------
Net cash provided by financing activities                    $        0           $           0
                                                               --------             -----------
Net increase (decrease) in cash:                                      0                   5,599
Effect of translation adjustments                                     0                  (6,080)
Beginning cash balance                                                0                     481
                                                               --------             -----------
Ending cash balance                                          $        0           $           0
                                                               ========             ===========


                       INFRASTRUCTURE INTERNATIONAL, INC.
                        Notes to the Financial Statements
                                 March 31, 1998
1.   General

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

Material Changes in Result of Operations

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

     During the three months ended March 31, 1998, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for the three months ended March 31, 1998, but had accrued expenses of $3,500. For the three month period ended March 31, 1997 the Company had no revenues but general and administrative expenses of $51,401. In addition, during the three months ended March 31, 1997 the Company had a loss from discontinued operations of $3,152,072 resulting from the disposal of Guanghui Highway Project Company Limited.

Material Changes  in Financial Condition, Liquidity and Capital Resources

     At March 31, 1998 the Company had no current assets and current liabilities of $114,000 as compared to no assets and current liabilities of $110,500 as of December 31, 1997.

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


                                     INFRASTRUCTURE INTERNATIONAL, INC.



Date: December 3, 1999             By:  /s/ Yiu Yat On
                                        ----------------------------------
                                        Yiu Yat On, Chairman
                                        and Chief Executive Officer


Date: December 3, 1999             By:  /s/ Ma Ding Jie
                                        ----------------------------------
                                        Ma Ding Jie, Chief Financial Officer