Form 10QSB
period 1998-06-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-03
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                          Commission File Number 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          87-0287034
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
           ----------------------------------------------------------
                    (Address of principal executive offices)

                               011-07-55-369-9588
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Balance Sheets - June 30, 1998 and
                 December 31, 1997.......................................    3

                 Condensed Statements of Operations - For the three
                 months and six months ended June 30, 1998 and 1997......    4

                 Condensed Statements of Cash Flows - For the six
                 months ended June 30, 1998 and 1997.....................    5

                 Notes to Condensed Financial Statements.................    6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................    7

PART II - OTHER INFORMATION..............................................    7

         Item 6. Exhibits and Reports on Form 8-K........................    7


SIGNATURES...............................................................    8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet



                                                                    June 30,          December 31,
                                                                      1998               1997
                                                                 ----------------    ---------------

Assets

Total Assets                                                     $             0     $            0
                                                                 ================    ===============
Liabilities & Stockholders' Equity
Current Liabilities

Accrued Expenses                                                 $                   $      110,500
                                                                         117,500
                                                                 ----------------    ---------------
Total Current Liabilities                                        $                   $      110,500
                                                                         117,500
                                                                 ----------------    ---------------
Stockholders' Equity
Preferred Stock, Series A convertible and redeemable
par value $.001 issued and outstanding 2,000 shares                            2                  2

Preferred Stock, Series B supervoting, par value $.001
issued and outstanding 100,000                                               100                100

Common stock, $.001 par
value issued and outstanding 2,430,000                                     2,430              2,430
Additional paid-in Capital                                       $                   $
                                                                       3,512,884          3,512,884
Deficit accumulated during development stage                     $                   $
                                                                     (3,632,916)        (3,625,916)
                                                                 ----------------    ---------------
Total Stockholders' Equity                                       $                   $
                                                                       (117,500)          (110,500)
                                                                 ----------------    ---------------
Total Liabilities & Stockholders' Equity                         $             0     $            0
                                                                 ================    ===============

                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations



                                                       For the Three Months Ended      For the Six Months Ended
                                                                June 30,                       June 30,
                                                       --------------------------      -------------------------
                                                          1998            1997           1998            1997
                                                        --------        --------       --------        --------

Revenues                                                $      0        $      0       $      0       $       0
General and administrative expenses                     $ (3,500)       $      0       $ (7,000)      $ (51,401)
                                                         --------        -------        -------        --------
     Loss from continuing operations before
     income taxes
                                                        $ (3,500)       $      0       $ (7,000)      $ (51,401)
Provision for income taxes                                     0               0              0               0
                                                         --------        -------        -------        --------
     Loss from continuing operations                    $ (3,500)       $      0       $( 7,000)      $       0
Discontinued operations
     Income (loss) from discontinued operations
     of toll road
                                                        $      0        $      0       $     0        $       0
Loss on disposal of discounted operations               $      0        $      0       $     0       (3,152,072)
                                                         --------        -------        -------        --------
     Net Income (loss)                                    (3,500)              0        (7,000)      (3,203,473)
Basic earnings (loss) per common share
     Loss from continuing operations                       (.001)              0         (.003)           (.021)
     Income (loss) from discontinued operations                0               0             0           (1.297)
                                                         --------        -------        -------        --------
                                                           (.001)              0         (.003)           1.318
                                                         ========        =======        =======        ========
Diluted earnings (loss) per common share
     Loss from continuing operations                       (.001)              0         (.002)           (.012)
     Income (loss) from discontinued operations                0               0             0            (.751)
                                                         --------        -------        -------        --------
                                                           (.001)              0         (.002)           (.763)
                                                         ========        =======        =======        ========
Average shares outstanding                             2,430,000       2,430,000     2,430,000        2,430,000
                                                       ==========      =========     ==========       =========





                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Cash Flows


                                                           For the Six Months Ended
                                                                   June 30,
                                                          ---------------------------
                                                           1998                1997
                                                          ------              -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                    (7,000)         $(3,203,473)
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
          Loss on disposal of discontinued operations    $     0          $ 3,152,072
     Increase (decrease) in operating assets -
          Due from shareholders                          $ 7,000          $    13,000
     Increase (decrease) in operating liabilities -
          Accrued expenses                                     0               78,500
          Due to related parties                               0              (34,019)
                                                          ------            ---------
Net cash provided by (used for) operating activities     $     0          $     6,080
                                                          ------            ---------

CASH FLOW FROM INVESTING ACTIVITIES:
     Cash outflow from disposal of subsidiary            $     0          $      (481)
                                                          ------            ---------
Net cash provided by (used in) investing activities      $     0          $      (481)
                                                          ------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                    $     0          $         0
                                                          ------            ---------
Net cash provided by financing activities                $     0          $         0
                                                          ------            ---------
Net increase (decrease) in cash:                               0                5,599
Effect of translation adjustments                              0               (6,080)
Beginning cash balance                                         0                  481
                                                          ------            ---------
Ending cash balance                                      $     0          $         0
                                                          ======            =========


                     See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                   Notes to the Condensed Financial Statements
                                  June 30, 1998
1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   Foreign Currency Conversion

     The Company's financial information is presented in U.S. dollars. Renminbi have been converted into U.S. dollars at the exchange rate of 8.32 to 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and six months ended June 30, 1998 and 1997, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three months ended June 30, 1998 or 1997 or for the or six month periods ended June 30, 1998 or 1997. For the six months period ended June 30, 1997 and 1998 the Company had no revenues but general and administrative expenses of $51,401 and $7,000 respectively. In addition, during the six months ended June 30, 1997 the Company had a loss from discontinued operations of $3,152,072 resulting from the disposal of Guanghui Highway Project Company Limited.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 1998 the Company had no current assets and current liabilities of $114,500 the same as of December 31, 1998.

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


                                      INFRASTRUCTURE INTERNATIONAL, INC.


Date: December 3, 1999               By:  /s/ Yiu Yat On
                                         -------------------------------
                                         Yiu Yat On, Chairman
                                         and Chief Executive Officer


Date: December 3, 1999               By:  /s/ Ma Ding Jie
                                         -------------------------------
                                          Ma Ding Jie, Chief Financial Officer