Form 10QSB
period 1998-09-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-03
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ____________.

                          Commission File Number 0-6456


                       INFRASTRUCTURE INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        87-0287034
--------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
                    (Address of principal executive offices)

                               011-07-55-369-9588
                           (Issuer's telephone number)

                                       N/A

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

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                      INDEX

                                                                          Page
                                                                         Number
                                                                        -------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheet - September 30, 1998 and
             December 31, 1997.............................................  3

             Condensed Statement of Operations - For the three months
             and nine months ended September 30, 1998 and 1997.............  4

             Condensed Statement of Cash Flows - For the nine months ended
             September 30, 1998 and 1997...................................  5

             Notes to Condensed Financial Statements.......................  6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  7

PART II - OTHER INFORMATION................................................  7

SIGNATURES.................................................................  8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet



                                                          September 30,        December 31,
                                                              1998                1997
                                                          --------------       ------------

Assets

Total Assets                                               $        0           $        0
                                                           ===========          ==========
Liabilities and Stockholder's Equity
Current Liabilities
Accrued expenses                                           $   121,000          $  110,500
                                                           -----------          -----------
Total Current Liabilities                                  $   121,000          $  110,500
                                                           -----------          -----------
Stockholder's Equity
Preferred Stock, Series A
convertible and redeemable, par value
$.001 issued and outstanding,
2,000 shares                                                        2                    2

Preferred Stock, Series B supervoting,
par value $.001 issued and outstanding
100,000                                                           100                  100
Common Stock, par value $.001; 2,430,000 issued and
outstanding                                                     2,430                2,430
Additional paid in capital                                  3,512,884            3,512,884
Deficit accumulated                                        (3,636,416)          (3,625,916)
                                                           -----------          -----------
Total Stockholder's Equity                                 $ (121,000)          $ (110,500)
                                                           ===========          ===========
Total Liabilities & Stockholder's Equity                   $        0           $        0
                                                           ===========          ===========


                     See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations


                                                      For the Three Months Ended     For the Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------    -------------------------
                                                         1998             1997          1998            1997
                                                        ------           ------        ------          ------

Revenues                                              $       0      $         0     $       0       $         0
General and administrative expenses                   $  (3,500)     $         0     $ (10,500)      $   (51,401)
                                                       --------        ---------      --------         ---------
     Loss from continuing operations before
     income taxes
                                                      $  (3,500)     $         0     $ (10,500)      $   (51,401)
Provision for income taxes                                    0                0             0                 0
                                                       --------        ---------      --------         ---------
                                                              0                0             0                 0
     Loss from continuing operations                  $  (3,500)     $         0     $       0       $   (51,401)
Discontinued operations
     Income (loss) from discontinued operations
     of toll road                                     $       0      $         0     $       0       $         0
Loss on disposal of discounted operations             $       0      $         0     $       0       $(3,152,072)
                                                       --------        ---------      --------         ---------
     Net Income (loss)                                   (3,500)               0       (10,500)       (3,203,473)
Basic earnings (loss) per common share
     Loss from continuing operations                      (.001)               0         (.004)            (.021)
     Income (loss) from discontinued operations               0                0             0            (1.297)
                                                       --------        ---------      --------         ---------
                                                          (.001)               0         (.004)            1.318
                                                       ========        =========      ========         =========
Diluted earnings (loss) per common share
     Loss from continuing operations                      (.001)               0         (.002)            (.012)
     Income (loss) from discontinued operations               0                0             0             (.751)
                                                       --------        ---------      --------         ---------
                                                          (.001)               0         (.002)            (.763)
                                                       ========        =========      ========         =========
Average shares outstanding                            2,430,000        2,430,000     2,430,000         2,430,000
                                                      =========        =========     =========         =========



                     See Notes to the Financial Statements

                                           INFRASTRUCTURE INTERNATIONAL, INC.
                                              Statement of Cash Flows


                                                          For the Nine Months Ended September 30,
                                                          ---------------------------------------
                                                                1998                 1997
                                                              --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         (10,500)         $  (3,203,473)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
          Loss on disposal of discontinued operations        $       0          $   3,152,072
     Increase (decrease) in operating assets -
          Due from shareholders                              $       0          $      13,000
     Increase (decrease) in operating liabilities -
          Accrued expenses                                      10,500                 78,500
          Due to related parties                                     0                (34,019)
                                                              --------             ----------
Net cash provided by (used for) operating activities         $      (0)         $       6,080
                                                              --------             ----------
CASH FLOW FROM INVESTING ACTIVITIES:
     Cash outflow from disposal of subsidiary                $       0          $        (481)
                                                              --------             ----------
Net cash provided by (used in) investing activities          $       0          $        (481)
                                                              --------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:                        $       0          $           0
                                                              --------             ----------
Net cash provided by financing activities                    $       0          $           0
                                                              --------             ----------
Net increase (decrease) in cash:                                     0                  5,599
Effect of translation adjustments                                    0                 (6,080)
Beginning cash balance                                               0                    481
                                                              --------             ----------
Ending cash balance                                          $       0          $           0
                                                              ========             ==========



                     See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                   Notes to the Condensed Financial Statements
                               September 30, 1998


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   Foreign Currency Conversion

     The Company's financial information is presented in US dollars. Renminbi have been converted into US dollars at the exchange rate of 8.32 to 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 1998 the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month or nine month periods ended September 30, 1998. However, the Company incurred expenses of $3,500 for the three months ended September 30, 1998 and $10,500 for the nine months ended September 30, 1998.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 1998 the Company had no current assets and current liabilities of $121,000 as compared to no current assets and current liabilities of $110,500 at December 31, 1997.

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