Form 10KSB
period 1998-12-31
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-06
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                     87-0287034
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

              Rm 2211-2215, Science and Technology Building No 1001
                Shangbuzhong Road, Futian District Shenzhen, PRC
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

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

                                TABLE OF CONTENTS
                                                                          Page
                                                                         ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS...............................    3
         ITEM 2.  DESCRIPTION OF PROPERTIES.............................    4
         ITEM 3.  LEGAL PROCEEDINGS ....................................    4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS...................................    4

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................    5
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................    5
         ITEM 7.  FINANCIAL STATEMENTS..................................    5
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE............................................    6

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.....................    6
         ITEM 10. EXECUTIVE
                  COMPENSATION..........................................    6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................    7
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..........................................    7
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K...................................................    7

SIGNATURES..............................................................    8

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

     On January 2, 1997, Yiu Yat On transferred (i) 5,000,000 shares of common stock of the Company to New Eagle Infrastructure Limited ("NEI; a company incorporated in the British Virgin Islands), (ii) 1,100,000 shares of common stock of the Company and 100,000 shares of Series B supervoting preferred stock of the Company to New Silver Eagle Holdings Limited ("NSEHL", a company incorporated in the British Virgin Islands), and (iii) 2,330,000 shares of common stock of the Company to unrelated parties. NEI is wholly owned by NSEHL, which is beneficially owned by Yiu Yat On, Yiu Yat Hung and their family members.

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

     Pursuant to an agreement dated June 7, 1997 (the "Disposal Agreement"), the Company disposed of its 100% interest in GHHP to its original owner. This Agreement was effective retroactive to December 1, 1996. According to the Disposal Agreement, the Company agreed to return all the issued and outstanding shares of GHHP and both the 8,430,000 shares of common stock and 100,000 shares of series B supervoting preferred stock of the Company were thereupon to be returned and canceled. GHHP also agreed to return the sum of $3,000,000 injected by the Company in 1996. The operating results of GHHP have been accounted for as discontinued operations for the years ended December 31, 1996 and 1997. Revenue of GHHP for the year ended December 31, 1996 was approximately US$706,490.

Financial Information About Industry Segments

     The Company had no operating business and therefore can report no financial information on industry segments.

ITEM 2.  DESCRIPTION OF PROPERTIES

         None

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                            1998                               1997
                     -------------------             -------------------------
                      High          Low               High               Low
                     ------        -----             ------             ------
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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     As discussed above (see "ITEM 1. Description of Business"), the Company has been in existence since 1955 and has had business operations but does not currently operate a business of any type. Accordingly, all risks inherent in a new and inexperienced enterprise are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. The Company has no assets but $124,500 of liabilities. No business opportunities are presently contemplated for acquisition. In addition, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. All expenses have been paid by the shareholders.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors reports thereon of Arthur Andersen appears on pages F-2 - F-17 of this report. See Index to Financial Statements on page F-1 of this report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name               Age          Title
----               ---          -----

Yao Yi On          44           Chairman, Chief Executive Officer and Director
Ma Ding Jie        63           Chief Financial Officer and Director
Jin Hui Juan       42           Director

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

Name and Address of                 Amount and Nature of
Beneficial Owner                    Beneficial Ownership      Percent of Class
--------------------               ----------------------    ------------------

Metrolink Holdings, Ltd.            325,000                  13.37 %
4703 Central Plaza
18 Harbour Road
Wanchai, Hong Kong

Murphy Limited                      331,000                  13.62 %
4703 Central Plaza
18 Harbour Road
Wanchai, Hong Kong

Regent Holdings Ltd.                150,000                  6.17  %
4703 Central Plaza
18 Harbour Road
Wanchai, Hong Kong

Xin Yue Company Ltd.                500,000                  20.58 %
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

                                        INFRASTRUCTURE INTERNATIONAL, INC.


                                        By:/s/ Yiu Yat On
                                           ---------------------------
                                           Yiu Yat On, Chairman
                                           Chief Executive Officer

Dated:     December 3, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature           Title                                             Date
 -----------         -------                                           ------

                     YiuYat On
/s/ Yiu Yat On       Chairman & Chief Executive Officer        December 3, 1999
------------------
Yiu Yat On


                     Ma Ding Jie
/s/ Ma Ding Jie      Chief Financial Officer                   December 3, 1999
------------------
Ma Ding Jie

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                         Page
                                                                        -------

Report of Independent Public Accountants                                  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997              F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                                        F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                        F-5

Statements of Changes in Shareholders' Equity for the Years Ended
  December 31, 1998, 1997 and 1996                                        F-6

Notes to Financial Statements                                             F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Shareholders  and Board of  Directors of  Infrastructure  International,
Inc.:

We have audited the accompanying consolidated balance sheets of Infrastructure International, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Infrastructure International, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As shown in the accompanying financial statements, for the years ended December 31, 1997 and 1998, the Group suffered recurring losses of approximately Rmb26,653,000 and Rmb116,000, respectively, and as of December 31, 1997 and 1998, the Group's liabilities exceeded its assets by approximately Rmb919,000 and Rmb1,036,000, respectively. That raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong





Hong Kong,
September 30, 1999.

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1998


                                             1 9 9 7              1 9 9 8
                                            ---------      --------------------
                                               Rmb           Rmb           US$
ASSETS
Current asset
    Accounts receivable, net                     -             -             -
                                          --------    ----------      ----------
Total assets                                     -             -             -
                                          ========    ==========      ==========
LIABILITIES AND
Current liabilities:
Accrued expenses                           919,360     1,035,840       124,500
                                          --------    ----------      ----------

Shareholders' equity (deficit):
Preferred stock, Series A convertible and
Preferred stock, Series B supervoting, par
Common stock, par value US$0.001; issued
Additional paid-in capital              29,227,195    29,227,195     3,512,884
Accumulated deficit                    (30,167,616)  (30,284,096)   (3,639,916)
                                        ----------    ----------      ----------
Total shareholders' deficit               (919,360)   (1,035,840)     (124,500)
                                        ----------    ----------      ----------
Total liabilities and
shareholders' deficit                            -             -             -
                                        ==========    ==========      ==========

   The accompanying notes are an integral part of these financial statements.


------------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1998 of US$1.00=Rmb8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                         1 9 9 6    1 9 9 7              1 9 9 8
                                         -------    -------        ------------------
                                           Rmb        Rmb          Rmb            US$

Revenue                                      -            -           -             -
General and administrative expenses          -     (427,649)   (116,480)      (14,000)
                                         ------    --------    --------       --------
   Loss from continuing
          operations before income
           taxes                             -     (427,649)   (116,480)      (14,000)
Provision for income taxes                   -            -           -             -
                                         ------    --------    --------       --------
  Loss from continuing operations            -     (427,649)   (116,480)      (14,000)
Discontinued operations
   Income from discontinued
     operations of toll road
     (less: Nil amount of applicable
     income taxes                    1,383,727            -           -             -
Loss on disposal of discontinued
     operations                              -  (26,225,241)          -             -
                                     ---------   ----------     --------      --------
       Income (Loss) before
     minority interests              1,383,727  (26,652,890)   (116,480)      (14,000)
Minority interests                      (5,411)           -           -             -
                                    ----------   ----------     ---------     --------
       Net income (loss)             1,378,316  (26,652,890)   (116,480)      (14,000)
                                    ==========   ==========     =========     ========
Basic earnings (loss) per common
   Loss from continuing operatio       Rmb   -  Rmb  (0.194)  Rmb(0.054)  US$  (0.006)
   Income (loss) from discontinued
     operations                          0.142      (11.939)          -             -
                                    ----------   ----------     ---------    --------

                                    Rmb  0.142  Rmb (12.133)  Rmb(0.054)  US$(0(0.006)
                                    ==========   ==========     =========    ========
Diluted earnings (loss) per common
     share
   Loss from continuing operations  Rmb      -  Rmb  (0.102)  Rmb(0.028)  US$  (0.003)
   Income from discontinued
     operations                          0.139       (6.249)          -             -
                                    ----------   ----------     ---------    ---------
                                    Rmb  0.139  Rmb  (6.351) Rmb  (0.28)  US$(0(0.003)


   The accompanying notes are an integral part of these financial statements.

----------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1998 of US$1.00=Rmb8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                                               1 9 9 6           1 9 9 7                   1 9 9 8
                                              ---------         ---------          -----------------------
                                                 Rmb               Rmb               Rmb               US$

Cash flows from operating activities:
   Net income (loss)                          1,378,316       (26,652,890)         (116,480)         (14,000)
   Adjustments to reconcile net income
     Depreciation of property                 3,611,920                 -                 -                -
     Minority interests                           5,411                 -                 -                -
     Loss on disposal of discontinued
   (Increase) Decrease in operating
     Due from shareholders                      (98,398)          108,160                 -                -
   Increase (Decrease) in operating
     Accrued expenses                           266,240           653,120           116,480           14,000
     Due to a related company                   622,808          (283,038)                -                -
     Due to a joint venture partner          18,238,655                 -                 -                -
                                           ------------       -----------          --------          -------
         Net cash provided by operating
          activities                         24,024,952            50,593                 -                -
                                           ------------       -----------          --------          -------
Cash flows from investing activities:
   Additions to property                   (185,250,551)                -                 -                -
   Cash outflow from disposal of a
     subsidiary                                       -            (4,002)                -                -
                                           ------------       -----------          --------          -------
         Net cash used in investing
          activities                       (185,250,551)           (4,002)                -                -
                                           ------------       -----------          --------          -------
Cash flows from financing activities:
   Loan, subsequently capitalized by
     issuance of preferred stock             27,431,640                 -                 -                -
   Costs for issuance of stock               (3,090,800)                -                 -                -
   Loan from a joint venture partner        136,838,179                 -                 -                -
                                           ------------       -----------          --------          -------
         Net cash provided by
           financing activities             161,179,019                 -                 -                -
                                           ------------       -----------          --------          -------
         Net increase (decrease) in             (46,580)           46,591                 -                -
Effect of translation adjustments                50,582           (50,593)                -                -
Cash, as of beginning of year                         -             4,002                 -                -
                                           ------------       -----------          --------          -------
Cash, as of end of year                           4,002                 -                 -                -
                                           ============       ===========          ========          =======


   The accompanying notes are an integral part of these financial statements.


Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1998 of US$1.00=Rmb8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

               INFRASTRUCTURE INTERNATIONAL, INC. AND SUBSIDIARIES


             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                                                                         Accumulated
                                                                                                                            other
                                                                                                                comprehensive income
                                                                                                Additional                Cumulative
                      Series A convertible and     Series B supervoting                          paid in     Accumulated translation
                      redeemable preferred stock      preferred stock         Common stock       capital       deficit   adjustments
                     ---------------------------   --------------------    ------------------  ------------  ----------- -----------
                      Number of                  Number of               Number of
                       shares       Amount        shares     Amount       shares    Amount
                     -----------  -----------   ----------  ---------   ---------- -------
                                      Rmb                      Rmb                   Rmb          Rmb             Rmb            Rmb

Balance as of
December 31,
1995                        -             -         100,000       832     8,430,000   70,132           -             -             -

Effect of exchange
reorganization              -             -               -         -     1,250,000   10,400   4,892,202    (4,963,804)            -

Issuance of
Series A
preferred stock         3,000            25               -         -             -        -  27,431,615              -            -

Issuance Costs             -             -                -         -             -        -  (3,090,800)             -            -

Net income                 -             -                -         -             -        -           -      1,378,316            -

Translation
adjustments                -             -                -         -             -        -           -              -       50,582
                    --------        -------         --------  ---------  ----------   -------  ----------     ---------     --------
Balance as of
December 31,
1996                  3,000            25         100,000       832     9,680,000   80,532  29,233,017     (3,585,488)      50,582

Conversion of 700
 Series A preferred
 stock into 700,000
 shares of common
 stock                 (700)           (6)              -         -       700,000    5,824      (5,822)            -            -

Cancellation of Series
  A preferred stock    (300)           (2)              -         -             -        -           -             -            -

Cancellation of common
  stock                   -             -               -         -    (7,950,000) (66,144)          -             -            -

Net loss                  -             -               -         -             -        -           -    26,652,890)           -

Reversal of goodwill
  previously eliminated   -             -               -         -             -        -           -        70,762            -

Translation adjustments   -             -               -         -             -        -           -             -      (50,582)
                   --------        -------        -------   --------   -----------  -------    ----------  ----------    ---------
Balance as of December
31, 1997              2,000            17         100,000       832     2,430,000   20,212   29,227,195   (30,167,616            -
                   ========        =======        =======   ========   ===========  ======== ============ ===========    =========
Net loss                  -             -               -         -             -        -            -      (116,480)           -
                   --------        -------        -------   --------   -----------  -------- ------------ -----------    ---------
Balance as of
December 31, 1998     2,000            17         100,000        832    2,430,000   20,212   29,227,195    (30,284,096)          -
                   ========        =======        =======   ========   ===========  ======== ============ ============   =========


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

Acquisition of a subsidiary - GHHP
----------------------------------
On December 1, 1996, the Company entered into an agreement (the "Acquisition Agreement") with Yat-on Yiu to acquire from him 100% interest in Guanghui Highway Project Company Limited ("GHHP"; a company incorporated in the British Virgin Islands) by issuing to him 8,430,000 shares of common stock, par value US$0.001 each (after the reverse stock split and redenomination of par value - see Note 5.a), and 100,000 shares of Series B supervoting preferred stock. GHHP was principally engaged in developing and operating a toll road in the People's Republic of China.

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

Disposal of a subsidiary - GHHP
-------------------------------
In June 1997, the Company entered into an agreement to dispose of 100% interest in GHHP to Yat-on Yiu and New Silver Eagle Holdings Limited. As consideration, Yat-on Yiu and New Silver Eagle Holdings Limited have agreed to surrender to the Company their interest in 8,430,000 shares of common stock of the Company and 100,000 shares of Series B supevoting preferred stock of the Company. As of December 31, 1997 and 1998, Yat-on Yiu and New Silver Eagle Holdings Limited had only surrendered to the Company 7,950,000 shares of common stock, which have been cancelled. In connection with the disposal of GHHP, GHHP have agreed to return the sum of US$3,000,000 contributed by the Company to GHHP in 1996. However, it is uncertain whether GHHP has the necessary resources to repay its obligation to the Company and, consequently, the Company has recorded a full provision of US$3,000,000 against this receivable. The operating results of GHHP have been accounted for as discontinued operations for the years ended December 31, 1996. Revenue of GHHP for the years ended December 31, 1996 and December 31, 1997 were approximately Rmb5,878,000 and Nil respectively.

2.   BASIS OF PRESENTATION
     ---------------------
The acquisition of GHHP by the Company on December 1, 1996 has been treated as a reverse acquisition since GHHP is the continuing entity as a result of the exchange reorganization. On this basis, the historical financial statements prior to December 1, 1996 represented the consolidated financial statements of GHHP. The shareholders' equity accounts of the Company as of December 31, 1995 have been retroactively restated to reflect the one-for-thirty reverse stock split and the redenomination of par value as described in Note 5.a. and the Company's common stock and Series B supervoting preferred stock issued for this acquisition.

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

     The translation of the financial statements of group companies into Renminbi is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. Gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. There was no gain or loss arising from foreign currency transactions for the years ended December 31, 1996, 1997 and 1998.

     ------------------------------------------
e.   Earnings (loss) per common share
     --------------------------------
     Basic earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income
     (loss) for each year by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share reflects the dilution that would have resulted from the conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the average market price of common stock during the year. The numerator in calculating both basic and diluted earnings per share for each year is the reported net income (loss). The denominator is based on the following weighted average number of common shares.

                                1 9 9 6         1 9 9 7           1 9 9 8
                               ---------       ---------         ---------
         Basic                 9,680,000       2,196,667          2,430,000
         Diluted               9,934,098       4,196,667          4,430,000

f.   Use of estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

4.   ACCOUNTS RECEIVABLE
     -------------------
Accounts receivable comprised:

                                         1 9 9 7                  1 9 9 8
                                        ---------         ----------------------
                                           Rmb               Rmb          US$
Accounts receivable                     24,960,000       24,960,000   3,000,000
Less: Allowance for doubtful account   (24,960,000)     (24,960,000) (3,000,000)
                                        ----------       ----------   ---------
Accounts receivable, net                         -                -           -
                                        ==========       ==========   =========

As mentioned in Note 1, in connection with the disposal of GHHP, GHHP agreed to return the sum of approximately Rmb24,960,000 (equivalent to US$3,000,000) to the Company. However, it is uncertain whether GHHP has the necessary resources to repay its obligation to the Company and, consequently, the Company has recorded a full provision of approximately Rmb24,960,000 (equivalent to US$3,000,000) against this receivable as of December 31, 1997 and 1998.

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

The reconciliations of the United States federal income tax rate to the effective income tax rate based on the income before provision for income taxes stated in the consolidated statements of operations are as follows:

                                           1 9 9 6        1 9 9 7       1 9 9 8
                                          ---------      ----------    ---------
U.S. federal income tax rate                  35 %           35 %          35 %
Effect of different tax rates in foreign
Effect of tax exemption for GHDC             (33)%            -             -
Effect of tax loss                             -            (35)%         (35)%
                                           -------        -------       -------
                                               -              -             -
                                           =======        =======       =======

7.   COMPREHENSIVE INCOME (LOSS)
     --------------------
Comprehensive income (loss), net of tax, comprised:

                                   1 9 9 6      1 9 9 7            1 9 9 8
                                  ---------    ---------    --------------------
                                     Rmb          Rmb        Rmb            US$
Net income (loss)                1,378,316    (26,652,890)  (116,480)   (14,000)
Other comprehensive income -
translation adjustments             50,582        (50,582)         -          -
                                 ---------     ----------    -------     -------
Comprehensive income (loss)      1,428,898    (26,703,472)  (116,480)   (14,000)
                                 =========     ==========    =======     =======

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

9.   RELATED PARTY TRANSACTIONS
     --------------------------
Summary of related party transactions:

                                   1 9 9 6        1 9 9 7         1 9 9 8
                                  ---------      ---------  --------------------
                                     Rmb            Rmb      Rmb             US$
Management fee paid to HHPD
(see Note 1)                       670,545           -        -               -
Operating-differential subsidies
received from HHPD (see Note 1)  1,571,890           -        -               -
Construction cost paid to HHPD
(see Note 1)                    19,140,000           -        -               -

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

b. Details of net assets disposed of as a consequence of the disposal of a subsidiary (GHHP) in 1997 were as follows (Note 1):

     Property, net                                              $   201,475,776
     Cash and bank deposits                                               4,002
     Accounts receivable                                              2,788,598
     Due to a related company                                        (3,128,363)
     Due to a joint venture partner                                (155,076,834)
     Minority interests of GHHP acquired                            (19,842,556)
                                                                   -------------
     Net assets upon disposal                                        26,220,623
     Percentage of interest to reverse                                      100%
                                                                   -------------
     Group's share of net assets before reversal                     26,220,623
     Goodwill previously eliminated                                      70,762
     Loss on disposal of a subsidiary                               (26,225,241)
                                                                   -------------
     Consideration received                                     $        66,144
                                                                   =============
     Satisfied by:
     Cancellation of 7,950,000 shares of common stock of
     US$0.001 each                                              $        66,144
                                                                   =============

     Net cash outflow in respect of the disposal of interest in a subsidiary was as follows:

     Cash and bank deposits disposed                            $        (4,002)
                                                                   =============

     ------------------------------------------------
c.       Cash paid for interest and income taxes:

                                  1 9 9 6      1 9 9 7          1 9 9 8
                                 ----------   ---------   -------------------
                                    Rmb          Rmb       Rmb            US$
         Interest                    -            -         -              -
         Income taxes                -            -         -              -
                                  -----        -----     -----          -----
                                     -            -         -              -
                                  =====        =====     =====          =====
11.  SUBSEQUENT EVENT
     ----------------
Subsequent to December 31, 1998, the Company issued and alloted 17,720,000 shares of common stock, par value US$0.001 each, to Beautimate Group Limited, a related company, for a cash consideration of approximately US$200,000 which is yet to be received.