Form 10QSB
period 1999-03-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-06
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
         OF 1934

          From the transition period from          to         .
                                         ---------    --------

                          Commission File Number 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

       Nevada                                             87-0287034
 ------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
                    (Address of principal executive offices)

                               011-07-55-369-9588
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes        No   X
                                        -----     -----

       Class                    Shares Outstanding                Date
Common, $.001 par value             2,430,000                December 1, 1999

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets - March 31, 1999
             and December 31, 1998.........................................    3

             Condensed Statement of Operations - For the three months
             ended March 31, 1999 and 1998.................................    4

             Condensed Statement of Cash Flows - For the three months ended
             March 31, 1999 and 1998.......................................    5

             Notes to Condensed Financial Statements.......................    6

     Item 2. Management's Discussion and Analysis of Financial Condition
             ands Results  of Operations...................................    7

PART II - OTHER INFORMATION................................................    7

     Item 6. Exhibits and Reports on Form 8-K..............................    7


SIGNATURES.................................................................    8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet


                                                                     March 31,                December 31,
                                                                        1999                     1998
                                                               --------------------     ---------------------
Assets

Total Assets                                                          $            0            $           0
                                                                ====================     =====================
Liabilities and Stockholder's Equity
                                                                ====================     =====================
         Current Liabilities
         Accrued expenses                                                  $ 124,500                $  124,500
Total Current Liabilities                                                  $ 124,500                $  124,500
                                                                --------------------     ---------------------
Stockholder's Equity
        Preferred Stock, Series A
        convertible and redeemable, par value
        $.001 issued and outstanding,
        2,000 shares                                                               2                         2

        Preferred Stock, Series B supervoting,
        par value $.001 issued and outstanding
        100,000                                                                  100                       100
        Common Stock, par value $.001;
        2,430,000 issued and outstanding at                                    2,430                     2,430
        3-31-98 and at 12-31-98
Additional paid in capital                                                 3,512,884                 3,512,884
Deficit accumulated                                                      (3,639,916)                (3,639,916)
                                                                --------------------     ----------------------
Total Stockholder's Equity                                               $ (124,500)                $ (124,500)
                                                                --------------------     ----------------------
Total Liabilities & Stockholder's Equity                             $             0                $        0
                                                                ====================     ======================



                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations



                                                                For the Three Months Ended
                                                                        March 31,
                                                    --------------------------------------------------
                                                           1999                             1998
                                                    ------------------                ----------------

REVENUES                                            $                0                $             0
EXPENSES
     Administrative Expenses                                         0                         $3,500
                                                    ------------------                ----------------
     Total Expenses                                                  0                $         3,500
                                                    ------------------                ----------------
NET LOSS                                            $                0                        $(3,500)
                                                    ==================                ================
(LOSS) PER SHARE                                    $                0                $             0
                                                    ==================                ================
AVERAGE SHARES OUTSTANDING                          $        2,430,000                $     2,430,000
                                                    ==================                ================



                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Cash Flows



                                                                    For the Three Months Ended
                                                                            March 31,
                                                         -------------------------------------------
                                                                 1999                   1998
                                                         ----------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES                     $              0       $                  0
                                                         ================       ====================
Net income (loss)                                        $              0       $            (3,500)
Accrued Expenses                                         $              0       $              3,500
                                                         ----------------       --------------------
     Net cash provided by operating activities           $              0       $                  0
CASH FLOWS FROM INVESTING ACTIVITIES                     $              0       $                  0
                                                         ================       ====================
CASH FLOWS FROM FINANCIAL ACTIVITIES                     $              0       $                  0
                                                         ================       ====================
Net increase (Decrease) in cash                          $              0       $                  0
Cash at beginning of year                                $              0       $                  0
                                                         ----------------       --------------------
Cash at end of year                                      $              0       $                  0
                                                         ================       ====================


                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                   Notes to the Condensed Financial Statements
                                 March 31, 1999


1. General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2. Foreign Currency Conversion

     The Company's financial information is presented in U.S. dollars. Renminbi have been converted into U.S. dollars at the exchange rate of 8.32 to 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months ended March 31, 1999 and 1998, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either the three month periods ended March 31, 1999 or 1998. The Company did not incur any expenses in the three months ended March 31, 1999, but had administrative expenses of $3,500 for the correspondings period of the prior year.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 1999 and December 31, 1998 the Company had no current assets and current liabilities of $124,500.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

Year 2000 Compliance

     Because the Company has no computer operations, the year 2000 compliance is not an issue for the Company.

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


                                     INFRASTRUCTURE INTERNATIONAL, INC.



Date: December 3, 1999               By:/s/ Yiu Yat On
                                        ----------------------------------
                                        Yiu Yat On, President
                                        and Principal Executive Officer


Date: December 3, 1999               By:/s/ Ma Ding Jie
                                        ----------------------------------
                                        Ma Ding Jie, Principal Financial Officer