Form 10QSB
period 1999-06-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-06
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
      OF 1934

          From the transition period from           to         .
                                          ---------    --------

                          Commission File Number 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                               87-0287034
---------------------------                   ---------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.
of incorporation or organization)


            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
           ---------------------------------------------------------
                    (Address of principal executive offices)

                               011-07-55-369-9588
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets - June 30, 1999 and
             December 31, 1998..............................................   3

             Condensed Statements of Operations - For the three months
             and six months ended June 30, 1999 and 1998....................   4

             Condensed Statements of Cash Flows - For the six months
             ended June 30, 1999 and 1998..................................    5

             Notes to Condensed Financial Statements.......................    6

     Item 2. Management's  Discussion  and Analysis of
             Financial Condition and Results of Operations.................    7

PART II - OTHER INFORMATION................................................    7

     Item 6.Exhibits and Reports on Form 8-K...............................    7


SIGNATURES.................................................................    8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet




                                                                                  June 30,              December 31,
                                                                                    1999                    1998
                                                                              -----------------      -------------------
Assets

Total Assets                                                                  $              0       $                0
                                                                              =================      ===================
Liabilities & Stockholders' Equity
                                                                              =================      ===================
         Current Liabilities

         Accrued Expenses                                                     $         124,500      $           124,500
                                                                              -----------------      -------------------
Total Current Liabilities                                                     $         124,500      $           124,500
                                                                              -----------------      -------------------
Stockholders' Equity
         Preferred Stock, Series A convertible and redeemable
         par value $.001 issued and outstanding 2,000 shares                                  2                        2

         Preferred Stock, Series B supervoting, par value $.001
         issued and outstanding 100,000                                                     100                      100

         Common stock, $.001 par
         value issued and outstanding 2,430,000                                           2,430                    2,430
Additional paid-in Capital                                                           $3,512,884               $3,512,884
Deficit accumulated during development stage                                        (3,639,916)             $(3,639,916)
                                                                              -----------------      -------------------
Total Stockholders' Equity                                                    $       (124,500)      $         (124,500)
                                                                              -----------------      -------------------
Total Liabilities & Stockholders' Equity                                      $               0      $                 0
                                                                              =================      ===================





                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations



                                       For the Three Months Ended                       For the Six Months Ended
                                                June 30,                                      June 30,
                                 ---------------------------------------      --------------------------------------
                                       1999                   1998                     1999                1998
                                 -----------------      ----------------      -----------------     ----------------
REVENUES                         $               0      $              0      $               0     $             0
EXPENSES
     Administrative
     Expenses                    $               0      $          3,500      $               0     $         7,000
                                 -----------------      ----------------      -----------------     ----------------
     Total Expenses              $               0      $          3,500      $               0     $         7,000
                                 -----------------      ----------------      -----------------     ----------------
NET LOSS
                                 $               0      $          3,500      $               0             $(7,000)
                                 =================      ================      =================     ================
(LOSS) PER SHARE                 $               0      $              0      $               0     $             0
                                 =================      ================      =================     ================
AVERAGE SHARES
OUTSTANDING                              2,430,000             2,430,000              2,430,000            2,430,000
                                 =================      ================      =================     ================





                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Cash Flows




                                                                    For the Six Months Ended
                                                                          June 30,
                                                            ------------------------------------
                                                                 1999                 1998
                                                            --------------      - --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       $            0      $             0
                                                            ==============      ================
Net income (loss)                                           $            0      $        (7,000)
Accrued expenses                                            $            0      $         7,000
                                                            --------------      ----------------
    Net cash provided by operating activities               $            0      $             0
CASH FLOWS FROM INVESTING ACTIVITIES                        $            0      $             0
                                                            ==============      ================
CASH FLOWS FROM FINANCING ACTIVITIES                        $            0      $             0
                                                            ==============      ================
Net increase (Decrease) in cash                             $            0      $             0
Cash at beginning of year                                   $            0      $             0
                                                            --------------      ----------------
Cash at end of year                                         $            0      $             0
                                                            ==============      ================



                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                   Notes to the Condensed Financial Statements
                                  June 30, 1999


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and six months ended June 30, 1999 and 1998, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month or six month periods ended June 30, 1999 or 1998. The Company did not incur any expenses in the three months ended June 30, 1999, but had administrative expenses of $7,000 for the corresponding period of the prior year.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 1999 and December 31, 1998 the Company had no current assets and current liabilities of $124,500.

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


                                     INFRASTRUCTURE INTERNATIONAL, INC.


Date: December 3, 1999               By:/s/ Yiu Yat On
                                        ------------------------------------
                                        Yiu Yat On, President
                                        and Principal Executive Officer


Date: December 3, 1999               By:/s/ Ma Ding Jie
                                        ------------------------------------
                                        Ma Ding Jie, Principal Financial Officer