Form 10QSB
period 1999-09-30
INFRASTRUCTURE INTERNATIONAL INC /NV
filed 1999-12-06
CIK 82312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
    OF 1934

          From the transition period from         to        .
                                          -------    -------

                          Commission File Number 0-6456

                       INFRASTRUCTURE INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                     87-0287034
-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.
 incorporation or organization)


            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
            --------------------------------------------------------
                    (Address of principal executive offices)

                               011-07-55-369-9588
                           ---------------------------
                           (Issuer's telephone number)

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

                               Yes       No   X
                                   -----   ------

      Class                      Shares Outstanding                 Date
Common, $.001 par value              2,430,000                December 1,  1999

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets - September 30, 1999 and
             December 31, 1998.............................................    3

             Condensed Statements of Operations - For the three months
             and nine months ended September 30, 1999 and 1998.............    4

             Condensed Statements of Cash Flows - For the nine months ended
             September 30, 1999 and 1998...................................    5

             Notes to Condensed Financial Statements.......................    6

     Item 2. Management's  Discussion  and Analysis of Financial  Condition
             and Results of Operations.....................................    7

PART II - OTHER INFORMATION................................................    7

     Item 6. Exhibits and Reports on Form 8-K..............................    7


SIGNATURES.................................................................    8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INFRASTRUCTURE INTERNATIONAL, INC.
                                  Balance Sheet



                                                                     September 30,          December 31,
                                                                          1999                  1998
                                                                   ------------------     ---------------
Assets

Total Assets                                                       $              0       $             0
                                                                   =================      ===============
Liabilities & Stockholders' Equity
                                                                   =================      ===============
Current Liabilities

Accrued Expenses                                                   $         124,500      $       124,500
                                                                   -----------------      ---------------
Total Current Liabilities                                          $         124,500      $       124,500
                                                                   -----------------      ---------------
Stockholders' Equity
Preferred Stock, Series A convertible and redeemable
par value $.001 issued and outstanding 2,000 shares                                2                    2

Preferred Stock, Series B supervoting, par value $.001
issued and outstanding 100,000                                                   100                  100

Common stock, $.001 par
value issued and outstanding 2,430,000                                         2,430                2,430
Additional paid-in Capital                                                $3,512,884           $3,512,884
Deficit accumulated during development stage                             (3,639,916)         $(3,639,916)
                                                                   -----------------      ---------------
Total Stockholders' Equity                                                $(124,500)           $(124,500)
                                                                   -----------------      ---------------
Total Liabilities & Stockholders' Equity                           $               0      $             0
                                                                   =================      ===============



                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Operations



                                For the Three Months Ended        For the Nine Months Ended
                                     September 30,                        September 30,
                             --------------------------------   ------------------------------
                                 1999             1998              1999              1998
                             -----------      -----------       -------------     ------------
REVENUES                     $         0      $         0       $           0     $          0
EXPENSES
     Administrative
     Expenses                $         0      $     3,500       $           0     $     10,500
                             -----------      ------------      -------------     -------------
     Total Expenses          $         0      $     3,500       $           0     $     10,500
                             -----------      ------------      -------------     -------------
NET LOSS
                             $         0          $(3,500)      $           0         $(10,500)
                             ===========      ============      =============     =============
(LOSS) PER SHARE             $         0      $         0       $           0     $          0
                             ===========      ============      =============     =============
AVERAGE SHARES
OUTSTANDING                    2,430,000         2,430,000          2,430,000         2,430,000
                             ===========      ============      =============     =============




                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                             Statement of Cash Flows




                                                         For the Nine Months Ended
                                                             September 30,
                                                   -----------------------------------
                                                       1999                  1998
                                                   --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:              $            0      $            0
                                                   ==============      ===============
Net income (loss)                                  $            0            $(10,500)
Accrued expenses                                   $            0      $       10,500
                                                   --------------      ---------------
    Net cash provided by operating activities      $            0      $            0
CASH FLOWS FROM INVESTING ACTIVITIES               $            0      $            0
                                                   ==============      ===============
CASH FLOWS FROM FINANCING ACTIVITIES               $            0      $            0
                                                   ==============      ===============
Net increase (Decrease) in cash                    $            0      $            0
Cash at beginning of year                          $            0      $            0
                                                   --------------      ---------------
Cash at end of year                                $            0      $            0
                                                   ==============      ===============



                      See Notes to the Financial Statements

                       INFRASTRUCTURE INTERNATIONAL, INC.
                   Notes to the Condensed Financial Statements
                               September 30, 1999


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

2.   Foreign Currency Conversion

     The Company'financial information is presented in U.S. dollars. Renminbi have been converted into U.S. dollars at the exchange rate of 8.32 to 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     During the three months and nine months ended September 30, 1999 and 1998, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month or nine month periods ended September 30, 1999 or 1998. The Company did not incur any expenses in the three months ended September 30, 1999, but had administrative expenses of $10,500 for the corresponding period of the prior year.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 1999 and December 31, 1998 the Company had no current assets and current liabilities of $124,500.

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